Form 10-K
period 1993-12-31
TELEDYNE INC
filed 1994-01-27
CIK 96935

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1993

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ____ to ____

                         Commission File Number 1-5212

                                TELEDYNE, INC.
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                    95-2282626
- ----------------------------------------             ---------------------------
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification Number)

          1901 Avenue of the Stars
          Los Angeles, California                           90067-6046
- -----------------------------------------            ---------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

      Registrant's Telephone Number,
            Including Area Code                           (310) 277-3311
                                                      --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                          ON WHICH REGISTERED
- ---------------------------------------------         --------------------------
Common Stock, $1.00 Par Value                         New York Stock Exchange
                                                      Pacific Stock Exchange
7% Subordinated Debentures Due 1999                   New York Stock Exchange
10% Subordinated Debentures Due 2004, Series A        New York Stock Exchange
10% Subordinated Debentures Due 2004, Series C        New York Stock Exchange
- ----------------------------------------------        --------------------------

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X  No
                                                                -----   -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     At January 13, 1994, Registrant had outstanding 55,439,048 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $1.1 billion, based on the closing price of $25 5/8 as reported on the Composite Tape. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

                      Document Incorporated By Reference

Teledyne, Inc. proxy statement for 1994 - Part III

                                    PART I

Item 1.  Business
- -----------------

     (a) Teledyne, Inc. (Registrant) was incorporated in the state of Delaware in 1960. Registrant is a diversified corporation, the operations of which are comprised of companies which manufacture a wide variety of products.

Realignment/Restructure

     In July 1993, Teledyne undertook a major realignment for the company which consolidated its operating companies to 21 from 65 and eliminated 1,200 management and support positions. The intent of the realignment was to streamline operations in order to take full advantage of the opportunities available to the Company, address the increasingly complex business environment of the 1990's and beyond and better serve customers through more robust operating units.

     The intent of the 1991-1992 restructure plan was to focus on the Company's technology-based businesses in which it has significant leadership roles. Included in the plan for sale or closure were certain operations in energy exploration, drilling and supply, engine manufacture or overhaul, aviation related components, hydraulic devices and instrumentation, metal forming tools and equipment, welding systems and equipment, metal, wood and paper businesses, semiconductors and electrical equipment manufacturing. The restructure plan for operations which were to be closed or sold has been substantially completed.


Distribution of Unitrin

     In 1990, the Registrant distributed to its shareholders all of the outstanding common stock of Unitrin, Inc. (Unitrin), the parent company of Registrant's former insurance subsidiaries. The units involved were United Insurance Company and subsidiaries, Trinity Universal Insurance Company and subsidiaries and Fireside Securities Corporation and subsidiaries.

     (b) and (c)(1)(i) Information regarding business segments is presented in
Note 10 on pages 13-20 through 13-22 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1993. Teledyne's individual divisions are responsible for marketing their products. Additional information regarding the Company's products and services is presented in the Outline of Products and Activities on pages 13-43 through 13-48 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1993.

     (c)(1)(ii) There has been no public announcement about a new product or industry segment that would require the investment of a material amount of assets of the Registrant or that otherwise is material.

- -----------------------------

     (c)(1)(iii) Substantially all parts and materials required in the manufacture of Registrant's products are available from more than one supplier and, in Registrant's opinion, the sources and availability of raw materials essential to its business are adequate.

     (c)(1)(iv) Registrant owns a number of patents and trademarks and is a party to numerous patent, trademark and technical information license agreements. Although these have been and are expected to be of value, in the opinion of Registrant the loss of any single such item or technically related group of such items would not materially affect the conduct of its business.

     (c)(1)(v) and (c)(1)(vi) Not applicable.

     (c)(1)(vii) For the year ended December 31, 1993, approximately 39 percent of Registrant's revenues was attributable to U.S. government business. Registrant's sales to the U.S. government by the aviation and electronics segment were $742.9 million in 1993, $772.8 million in 1992 and $859.6 million in 1991. Companies engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in U.S. government policies resulting from various domestic and international military and political developments. While Registrant's subsidiaries perform work on a substantial number of defense contracts, spanning many defense programs, a material reduction in U.S. government appropriations for defense may have an adverse effect on the Registrant's business, depending upon the defense programs affected.

     In addition, U.S. government contracts are terminable at the convenience of the government or for default. In the event of termination, the affected contractor is entitled to payment for allowable costs incurred through the date of termination and, in general, to a proportionate share of the profit or fee for the work done. The U.S. government may terminate a contract for default if the contractor materially breaches the contract. In the event of a material breach, traditional contract remedies apply.

     Additional information regarding business with the U.S. government is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-28 through 13-36 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1993.

     (c)(1)(viii) Registrant's backlog of confirmed orders was approximately $1.4 billion at December 31, 1993 and $1.6 billion at December 31, 1992. During the year ending December 31, 1994, it is anticipated that approximately
78.5 percent of confirmed orders on hand at December 31, 1993 will be filled. Backlog of confirmed orders of the aviation and electronics segment was $1.0 billion at December 31, 1993 and $1.1 billion at December 31, 1992. During the year ending December 31, 1994, it is anticipated that approximately 74.2 percent of the confirmed orders on hand at December 31, 1993 for this segment will be filled.

     (c)(1)(ix) See (c)(1)(vii) above.

     (c)(1)(x) Intense competition exists with respect to most of Registrant's products and services in each of its principal business segments. During the year ended December 31, 1993, there were no material changes in the competitive conditions in the various industries in which Registrant competes. In view of the number and variety of its products and services, Registrant believes that it

- -----------------------------

is not meaningful to state its relative position with respect to the market for any particular product or service, or group of products or services.

     (c)(1)(xi) Research and development is conducted by Registrant at its various operating locations both for its own account and for customers on a contract basis. Estimates of the components of research and development for the years ended December 31, 1993, 1992 and 1991 included the following in millions:

                                                   1993       1992       1991
                                                  ------     ------     ------
Customer-Sponsored:
  Aviation and electronics segment                $291.6     $295.5     $293.1
  Industrial segment                                85.5      119.1       58.6
  Other                                              1.9        2.1        1.5
                                                  ------     ------     ------
                                                   379.0      416.7      353.2
                                                  ------     ------     ------
Company-Sponsored:
  Aviation and electronics segment                  20.3       22.3       22.2
  Other                                             18.9       26.2       28.7
                                                  ------     ------     ------
                                                    39.2       48.5       50.9
                                                  ------     ------     ------

    Total Research and Development                $418.2     $465.2     $404.1
                                                  ======     ======     ======


     (c)(1)(xii) In the opinion of Registrant, compliance with existing federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect on the capital expenditures, earnings or competitive position of Registrant and its subsidiaries. Additional information regarding laws and regulations concerning the environment is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13-36 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1993.

     (c)(1)(xiii) Registrant and its subsidiaries employ approximately 21,000 persons, 10,400 of whom are employed at companies in the aviation and electronics segment.

     (d)(1) During the years ended December 31, 1993, 1992, and 1991, Registrant and its subsidiaries did not engage in material manufacturing operations in foreign countries. Export sales by U.S. operations to customers in foreign countries represented approximately 15 percent in 1993 and 17 percent in 1992 and 1991 of Registrant's sales.

     (d)(1)(i) and (d)(1)(ii) Not applicable.

     (d)(2) In the opinion of Registrant, there is no significant risk attendant to its foreign operations.

     (d)(3) Not applicable.

Item 2.  Properties
- -------------------

     Registrant owns manufacturing and research facilities at numerous locations as follows: aviation and electronics segment (2.8 million square feet), primarily in California and Alabama; specialty metals segment (4.0 million square feet), primarily in Oregon, Indiana and Pennsylvania; industrial segment (2.6 million square feet), primarily in Michigan and Pennsylvania; consumer segment (1.2 million square feet), primarily in Colorado and California.

     Registrant leases facilities as follows: aviation and electronics segment (4.0 million square feet), primarily in Alabama and California; specialty metals segment (0.8 million square feet), primarily in Massachusetts; industrial segment (0.1 million square feet); consumer segment (0.2 million square feet). The terms of these leases range from monthly tenancies to several years, and many may be renewed for additional periods at the option of Registrant.

     Registrant believes that its property and equipment, most of which is fully utilized in its operations, are well maintained and in good operating condition.


Item 3.  Legal Proceedings
- --------------------------

     Registrant is subject to ongoing examination of its federal tax returns by the Internal Revenue Service (IRS). The IRS has proposed the disallowance of deductions claimed by Registrant of $48.7 million in 1984 and $38.2 million in 1985 for contributions to Registrant's pension plans. The IRS may take the same position in its audit of tax years 1986 and 1987, where the claimed deductions for contributions to the pension plans totaled $37.7 million. Registrant believes the IRS position on this issue is without merit and will defend the matter vigorously.

     The IRS has also proposed the disallowance of deductions claimed by Registrant on behalf of a former wholly-owned insurance subsidiary with respect to insurance loss reserves of $269 million in 1984 and $115 million in 1985. Registrant believes the proposed disallowances are unjustified and will contest the matter vigorously. Moreover, any such reserve adjustments would be timing adjustments which would result in the realization of offsetting tax benefits subsequent to the tax years at issue. Accordingly, pursuant to the tax agreement between Registrant and its former subsidiary, Registrant would bear only the interim interest cost and any costs resulting from a difference in tax rates with respect to the adjustments sustained, if any.

     On October 29, 1992, Eugene J. Bass, a shareholder purporting to act derivatively on behalf of Registrant, commenced an action in the United States District Court for the Central District of California against certain of Registrant's directors and executive officers, a former employee of Registrant's Teledyne Relays unit, and the Registrant as a "nominal" defendant.
Subsequently, Herman and Lillian Krangel and Marshall Wolf joined the action as plaintiffs. On February 26, 1993, plaintiffs filed a consolidated second amended complaint in the action which alleged, among other things, violations of RICO and the Securities Exchange Act of 1934, and breaches of fiduciary duty, in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Electro-Mechanisms, Teledyne Electronics, Teledyne Firth Sterling, Teledyne Neosho, Teledyne Relays, Teledyne Ryan Aeronautical, Teledyne Solid State, Teledyne Systems, Teledyne Thermatics and Teledyne Wah Chang Albany units, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The action seeks a declaratory judgment, treble the damages allegedly sustained by Registrant as a result of the alleged conduct, return of salaries and other remuneration received by the

- -------------------------------------

defendants, a declaration that the election of directors at Registrant's annual meetings in 1987 through 1992 is null and void, plaintiffs' costs and expenses, including attorneys' fees, and other appropriate relief. On August 19, 1993, the Court issued a memorandum decision dismissing plaintiffs' state law claims without prejudice to refiling in state court, dismissing plaintiffs' RICO and Securities Exchange Act claims without prejudice, and ordering plaintiffs to show cause why their RICO and Securities Exchange Act claims should not be dismissed with prejudice. After briefing by the parties, the Court entered an order on September 30, 1993, dismissing plaintiffs' RICO and Securities Exchange Act claims with prejudice. Plaintiffs filed a notice of appeal on October 4, 1993. Registrant does not believe that the outcome of this action will have a material adverse effect on its financial condition.

     On December 7, 1993, following dismissal of their consolidated second amended complaint in the above-described action, Eugene J. Bass, Herman Krangel, Lillian Krangel and Marshall Wolf, shareholders purporting to act derivatively on behalf of Registrant, commenced an action in the Superior Court of the State of California, County of Los Angeles, against certain of Registrant's directors and executive officers, a former employee of Teledyne Relays, and Registrant as a "nominal" defendant. The complaint in this action alleges, among other things, breaches of fiduciary duty and gross mismanagement in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Electro-Mechanisms, Teledyne Electronics, Teledyne Firth Sterling, Teledyne Neosho, Teledyne Relays, Teledyne Ryan Aeronautical, Teledyne Solid State, Teledyne Systems, Teledyne Thermatics and Teledyne Wah Chang Albany units, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The action seeks a declaratory judgment, damages allegedly sustained by Registrant as a result of the alleged conduct, return of salaries and other remuneration received by the defendants, plaintiffs' costs and expenses, including attorneys' fees, and other appropriate relief. Registrant does not believe that the outcome of this action will have a material adverse effect on its financial condition.

     On February 11, 1993, Moise Katz and Harry Lewis, shareholders purporting to act derivatively on behalf of Registrant, commenced an action in the Superior Court of the State of California, County of Los Angeles, against certain of Registrant's directors and Registrant as a "nominal" defendant. The complaint alleges, among other things, gross negligence and breaches of fiduciary duty in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Relays and Teledyne Systems units, each of which has been subject to investigation by the U.S. government, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The complaint seeks damages sustained by Registrant as a result of the alleged conduct, plaintiffs' costs and expenses, including attorneys' fees, and other appropriate relief. Registrant does not believe that the outcome of this action will have a material adverse effect on its financial condition.

     Registrant has been and is subject from time to time to various audits, reviews and investigations relating to Registrant's compliance with federal and state laws, including those discussed in Note 11 to the accompanying consolidated financial statements. Should any unit involved be charged with wrongdoing, or should the U.S. government determine that the unit is not a "presently responsible contractor," that unit, and conceivably Registrant, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. A suspension or debarment of Registrant would have a material

- -------------------------------------

adverse effect on the future operating results and consolidated financial condition of Registrant. However, except as otherwise discussed in Note 11 to the accompanying consolidated financial statements, Registrant does not possess sufficient information to determine whether it will sustain a loss as a result of any of the investigations discussed in Note 11, or to reasonably estimate the amount of any such loss, and has not been able to identify the existence of a material loss contingency arising therefrom.

     Registrant is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act in the United States District Court for the Central District of California, entitled United States of America, ex rel., Taxpayers Against Fraud, Klaus Kirchhoff and Max Killingsworth v. Teledyne Industries, Inc. and Teledyne Systems Company, Inc., in which the government intervened on November 28, 1990. The action alleges that Registrant's Teledyne Systems unit violated the False Claims Act in connection with proposals for twenty-seven sole source, fixed-price contracts, which the government preliminarily estimated resulted in damages to the United States of approximately $90 million. On June 24, 1993, Registrant's motion for partial summary judgment was granted in part and denied in part, reducing the estimate to approximately $70 million. Subsequently, on January 10, 1994, the government filed its Memorandum of Contentions of Fact and Law, contending that damages to the United States total $40.9 million. The government seeks treble the damages allegedly sustained by the United States together with civil penalties of up to $10,000 for any false claim made. Trial of this matter is presently scheduled to commence March 8, 1994. The allegations of this suit were initially the subject of a federal grand jury investigation, which to Registrant's knowledge has been inactive for almost two years. Based on an internal review, and after consultation with counsel, Registrant does not possess sufficient information to determine whether it will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, Registrant has not been able to identify the existence of a material loss contingency arising therefrom.

     Registrant is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act in the United States District Court for the Central District of California, entitled United States of America, ex rel., Marianne D. Gendron v. Teledyne Controls and Teledyne, Inc. The action alleges defects in the procurement and quality control systems of Registrant's Teledyne Controls unit. The U.S. government intervened in this matter on June 18, 1991, but withdrew following Registrant's February 18, 1993, agreement to pay $2.15 million in partial settlement of the matter without admission of wrongdoing. The allegations of this suit gave rise to an investigation of Teledyne Controls by a federal grand jury, the Defense Criminal Investigative Service and other federal agencies. The settlement resolves all outstanding investigations regarding the claims encompassed by the agreement. The plaintiff was granted leave to pursue the remaining allegations in the case alone, and on April 23, 1993, filed a second amended complaint. Plaintiff alleges that the actual damages to the United States cannot be ascertained, but estimates that the total damages to the United States exceed $120 million. Plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of up to $10,000 for any false claim made. Based on an internal review, and after consultation with counsel, Registrant does not possess sufficient information to determine whether Registrant will sustain a further loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, Registrant has not been able to identify the existence of a material loss contingency arising from this matter.

- -------------------------------------

     Registrant is defending a civil action filed on behalf of the U.S. government under the False Claims Act in the United States District Court for the Central District of California, entitled United States of America, ex rel., Taxpayers Against Fraud, Almon Muelhausen II and Emil Stache v. Teledyne Industries, Inc. Plaintiffs allege that Registrant's Teledyne Relays unit falsified test certifications for relays supplied to the government. The government intervened in the action on April 22, 1992, and the complaint and first amended complaint were served on Registrant on August 19, 1992. In addition to the claims alleged under the False Claims Act, the first amended complaint alleges various statutory and common law causes of action, including claims for trademark infringement, unfair competition, breach of contract and fraud. The government seeks treble the damages allegedly sustained by the United States (the government has preliminarily estimated such damages at $76.2 million), profits of not less than $41.6 million allegedly derived by Teledyne Relays from the sales at issue, and civil penalties of up to $10,000 for any false claim made. In November of 1992, Registrant pled guilty to making false statements and paid a $17.5 million fine to resolve a related criminal investigation. It is likely that resolution of this suit will result in the recognition of a loss contingency which is not currently estimable.

     On April 13, 1993, the Defense Logistics Agency (DLA) debarred Teledyne Relays from receiving awards of new government contracts or government-approved subcontracts for a period of one year. Thereafter, on April 16, 1993, the Defense Electronics Supply Center (DESC) suspended Teledyne Relays from shipping all products qualified to military specifications, and rescinded its October 30, 1992, authorization permitting Teledyne Relays to fill any orders for such products accepted by Teledyne Relays as of October 30, 1992. On December 22, 1993, the DLA terminated the debarment, and on January 6, 1994, DESC approved for sale certain product qualified to military specifications and manufactured by Teledyne Relays prior to the debarment. Teledyne Relays is now eligible to seek readmission to the Qualified Products List Program.

     On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against Registrant's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. Registrant believes that the government's evidence does not support the allegations contained in the indictment, and is vigorously defending itself. At an arraignment on June 14, 1993, Registrant entered a plea of not guilty. If Registrant were found guilty, it could face fines of up to $1 million for each of the four alleged violations of the Arms Export Control Act, five times the value of the export involved or $1 million, whichever is greater ($1.55 million or $1 million) for each of the two violations of the Export Administration Act, and $500,000 for each of the three alleged violations of the False Statements Act.

     As a result of the indictment, the United States Department of State temporarily suspended Teledyne Wah Chang Albany, effective July 26, 1993, from receiving licenses for export of products and services on the munitions list. This suspension will not have a material adverse affect on the financial condition of Registrant. However, in the event of a conviction, Teledyne Wah Chang Albany and conceivably Registrant would be subject to debarment for a period of up to three years from receiving such export licenses, and could be suspended for up to ten years from eligibility for commercial export licenses. In addition, should the U.S. government determine that Teledyne Wah Chang Albany is not a "presently responsible contractor," Teledyne Wah Chang Albany and

- -------------------------------------

conceivably Registrant could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. Based on an ongoing internal review, and after consultation with counsel, Registrant does not possess sufficient information to determine whether Registrant will sustain a loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, Registrant has not been able to identify the existence of a material loss contingency arising therefrom.

     Registrant is defending a civil action filed on behalf of the U.S. government under the False Claims Act in the United States District Court for the Central District of California, entitled United States of America, ex rel., Almon Muelhausen II and Emil Stache v. Teledyne, Inc., Teledyne Industries, Inc. and Teledyne Solid State. The government declined to intervene in the action on August 23, 1993, and the complaint was served on Registrant on October 29, 1993. Plaintiffs allege that Registrant's Teledyne Solid State unit falsified test certifications for solid state relays supplied to the government. Plaintiffs seek treble the damages allegedly sustained by the United States, and civil penalties of up to $10,000 for any false claim made. Based on an internal review, and after consultation with counsel, Registrant does not possess sufficient information to determine whether Registrant will sustain a loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, Registrant has not been able to identify the existence of a material loss contingency arising therefrom.

     Registrant is informed that it has been named as a defendant in three civil actions filed pursuant to the False Claims Act in the U.S. District Court for the Central District of California. Two of these cases concern Registrant's Teledyne Electronics unit, of which one reportedly alleges damages in a material amount. The third concerns Registrant's Teledyne Solid State and Teledyne Relays units. Registrant is further informed that it has been named as a defendant in a fourth action filed pursuant to the False Claims Act in the U.S. District Court for the Western District of Missouri concerning Registrant's former Teledyne Neosho unit. All of these cases remain under seal.
Registrant does not possess sufficient information to determine whether Registrant will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, Registrant has not been able to identify the existence of a material loss contingency arising therefrom.

     On August 3, 1993, the United States of America filed an action against Registrant in the United States District Court for the Southern District of California alleging that Registrant's Teledyne Ryan Aeronautical unit violated its wastewater discharge permit by exceeding its discharge limitations from August 1, 1988 to February 22, 1991, and by diluting its wastewater on numerous occasions from 1988 through 1992. The government sought civil penalties of up to $25,000 per day for each alleged violation. On November 24, 1993, Registrant reached agreement with the government to settle this matter for $500,000, subject to final government approvals and execution of a mutually acceptable settlement agreement.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     Not applicable.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
- --------------------------------------------------------------------------
Matters
- -------

     This information is presented on pages 13-39 and 13-42 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1993.


Item 6.  Selected Financial Data
- --------------------------------

     This information is presented on pages 13-40 and 13-41 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1993.


Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operation
- --------------------

     This information is presented on pages 13-28 through 13-36 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1993.


Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

     This information is presented on pages 13-1 through 13-39 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1993.


Item 9.  Changes in and Disagreements With Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

     This information will be included in the Teledyne, Inc. proxy statement for 1994 which will be filed within 120 days of Registrant's year end and is hereby incorporated by reference to such proxy statement.


Item 11.  Executive Compensation
- --------------------------------

     This information will be included in the Teledyne, Inc. proxy statement for 1994 which will be filed within 120 days of Registrant's year end and is hereby incorporated by reference to such proxy statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

     This information will be included in the Teledyne, Inc. proxy statement for 1994 which will be filed within 120 days of Registrant's year end and is hereby incorporated by reference to such proxy statement.


Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

     This information will be included in the Teledyne, Inc. proxy statement for 1994 which will be filed within 120 days of Registrant's year end and is hereby incorporated by reference to such proxy statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

     (a)(1)  Consolidated Balance Sheets - December 31, 1993 and 1992

     Consolidated Statements of Operations for the Years Ended December 31, 1993, 1992 and 1991

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1993, 1992 and 1991

     Report of Independent Public Accountants

     Notes to Consolidated Financial Statements

     (a)(2)  See the index preceding the financial statement schedule.

     Financial Statement Schedule A - schedule supporting the consolidated financial statements of Teledyne, Inc. and subsidiaries.

     (a)(3)  See the exhibit index.

     (b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1993

     (c)  Included in 14(a)(3) above.

     (d)  Included in 14(a)(2) above.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELEDYNE, INC.

                                            (Registrant)


Date:  January 26, 1994                     By    /S/ William P. Rutledge
                                                  _____________________________
                                                  William P. Rutledge
                                                  Director, Chairman of the
                                                  Board and Chief Executive
                                                  Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and as of the date indicated.



Date:  January 26, 1994                     By    /S/ William P. Rutledge
                                                  ____________________________
                                                  William P. Rutledge
                                                  Director, Chairman of the
                                                  Board and Chief Executive
                                                  Officer



Date:  January 26, 1994                     By    /S/ Donald B. Rice
                                                  ____________________________
                                                  Donald B. Rice
                                                  Director, President and Chief
                                                  Operating Officer


Date:  January 26, 1994                     By    /S/ George A. Roberts
                                                  ____________________________
                                                  George A. Roberts
                                                  Director



Date:  January 26, 1994                     By    /S/ Arthur Rock
                                                  ____________________________
                                                  Arthur Rock
                                                  Director


Date:  January 26, 1994                     By    /S/ Henry E. Singleton
                                                  ____________________________
                                                  Henry E. Singleton
                                                  Director


Date:  January 26, 1994                     By    /S/ Douglas J. Grant
                                                  ____________________________
                                                  Douglas J. Grant
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                        TELEDYNE, INC. AND SUBSIDIARIES
                        -------------------------------

                        FINANCIAL STATEMENT SCHEDULE A
                        ------------------------------

         SCHEDULE SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS OF
         ------------------------------------------------------------

                        TELEDYNE, INC. AND SUBSIDIARIES
                        -------------------------------

                                     INDEX
                                     -----



                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   A-2

Schedule I - Marketable Securities - Other Investments                     A-3


      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of Teledyne, Inc. and subsidiaries or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TELEDYNE, INC.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Teledyne, Inc.and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 12, 1994. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                               ARTHUR ANDERSEN & CO.



Los Angeles, California
January 12, 1994

                                       TELEDYNE, INC. AND SUBSIDIARIES
                                       -------------------------------

                         SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                         ------------------------------------------------------

                                              December 31, 1993
                                              -----------------

                                        (In millions except share amounts)


                                                    Number of                        Market Value       Amount at
                                                    Shares or                        of Each Issue     Which Shown
            Name of Issuer and                  Principal Amount        Cost of       at Balance         in the
            Title of Each Issue                of Bonds and Notes     Each Issue      Sheet Date      Balance Sheet
- ------------------------------------------     ------------------     ----------     -------------    -------------
Cash                                                                                                     $  14.7

United States Treasury notes, at amortized
   cost                                             $    112.8          $116.7            $119.0           115.3
                                                    ==========          ======            ======

Repurchase agreements, at cost                      $     25.0          $ 25.0            $ 25.0            25.0
                                                    ==========          ======            ======           -----


   Total Cash and Marketable Securities                                                                  $ 155.0
                                                                                                         =======

                        TELEDYNE, INC. AND SUBSIDIARIES
                        -------------------------------

                               INDEX TO EXHIBITS
                               -----------------


                                                                        Number
                                                                        ------

Restated Certificate of Incorporation of Teledyne, Inc. as amended and     3(i)
previously filed with Securities and Exchange Commission ("Commission") as Exhibit 3 to the Company's Form 10-K Report for the year ended
December 31, 1991, File No. 1-5212, and incorporated herein by reference.

By-Laws of Teledyne, Inc., as restated and amended and previously filed   3(ii)
with the Commission as Exhibit 3 to the Company's Form 10-K Report for the year ended December 31, 1991, File No. 1-5212, and incorporated herein by reference.

Indenture dated as of June 1, 1969 between Continental Motors Corporation 4.1 and Bank of America National Trust and Savings Association, as supplemented by First Supplemental Indenture dated as of October 31, 1969 between Continental Motors Corporation and Bank of America National Trust and Savings Association and Second Supplemental Indenture dated as of December 16, 1969 between Teledyne, Inc. and Continental Motors
Corporation and Security Pacific National Bank. Indenture was previously filed with the Commission as Exhibit 4 to the Company's Form 10-K Report for the year ended December 31, 1992, File No. 1-5212, and incorporated herein by reference.

Indenture dated as of June 1, 1974 between Teledyne, Inc. and Union Bank, 4.2 as supplemented by Second Supplemental Indenture dated as of May 5, 1980 between Teledyne, Inc. and Union Bank, previously filed with the Commission as Exhibit 4 to the Company's Form 10-K Report for the year ended December 31, 1992, File No. 1-5212, and incorporated herein by reference.

Teledyne, Inc. 1990 Stock Option Plan, previously filed with the          10.1
Commission as Exhibit 10 to the Form 10-K Report for the year ended
December 31, 1990, File No. 1-5212, and incorporated herein by reference.

Summary of Teledyne, Inc. Deferred Compensation Plan, previously filed    10.2
with the Commission as Exhibit 10 to the Company's Form 10-K Report for the year ended December 31, 1992, File No. 1-5212 and incorporated herein by reference.

Financial information from the Teledyne, Inc. annual report to shareholders 13 for the year ended December 31, 1993.

Subsidiaries of registrant.                                                 21

Consent of independent public accountants.                                  23

   All other exhibits are not submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of Teledyne, Inc. and subsidiaries or notes thereto.

                                                                   EXHIBIT 13

                        TELEDYNE, INC. AND SUBSIDIARIES
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          December 31, 1993 and 1992
                          --------------------------

               (In millions except share and per share amounts)


                                                            1993        1992
                                                         --------    --------
ASSETS

Current Assets:
Cash and marketable securities                            $  155.0    $  231.3
Receivables                                                  332.4       369.9
Inventories                                                  172.6       197.8
Deferred income taxes                                        123.0       145.7
Prepaid expenses                                              20.5        15.3
                                                          --------    --------
  Total current assets                                       803.5       960.0
Property and Equipment                                       318.8       317.5
Prepaid Pension Cost                                         280.3       222.1
Deferred Income Taxes                                         24.0           -
Other Assets                                                  51.2        36.3
                                                          --------    --------
                                                          $1,477.8    $1,535.9
                                                          ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
Accounts payable                                          $  106.9    $   98.1
Accrued liabilities                                          341.4       373.7
                                                          --------    --------
  Total current liabilities                                  448.3       471.8
Long-Term Debt                                               356.6       449.7
Accrued Postretirement Benefits                              277.5           -
Deferred Income Taxes                                            -        55.8
Other Long-Term Liabilities                                  114.9       117.5
                                                          --------    --------
                                                           1,197.3     1,094.8
                                                          --------    --------
Shareholders' Equity:
Common stock, $1.00 par value, 100,000,000 shares
  authorized, 55,439,048 shares in 1993 and 55,412,845
  shares in 1992 issued and outstanding                       55.4        55.4
Additional paid-in capital                                    34.9        34.5
Retained earnings                                            186.7       347.5
Currency translation adjustment                                3.5         3.7
                                                          --------    --------
  Total shareholders' equity                                 280.5       441.1
                                                          --------    --------
                                                          $1,477.8    $1,535.9
                                                          ========    ========

The accompanying notes are an integral part of these statements.

                                     13-1

                                                                   EXHIBIT 13
                        TELEDYNE, INC. AND SUBSIDIARIES
                        -------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

             For the Years Ended December 31, 1993, 1992 and 1991
             ----------------------------------------------------

                    (In millions except per share amounts)



                                               1993        1992        1991
																			                         ---------   ---------   ---------

Sales                                       $ 2,491.7   $ 2,887.6   $ 3,206.8
                                            ---------   ---------   ---------

Costs and Expenses*:
Cost of sales                                 1,917.9     2,243.2     2,571.5
Selling and administrative expenses             466.4       528.8       508.6
Interest expense                                 45.1        56.2        61.9
Realignment/restructure                           1.4       (24.4)      107.6
                                            ---------   ---------   ---------
                                              2,430.8     2,803.8     3,249.6
                                            ---------   ---------   ---------

Earnings before Other Income                     60.9        83.8       (42.8)
Other Income                                     52.4         3.2        11.0
                                            ---------   ---------   ---------

Income (Loss) before Income Taxes,
  Extraordinary Loss and Cumulative Effect
  of Accounting Changes                         113.3        87.0       (31.8)

Provision (Credit) for Income Taxes              40.5        41.1        (6.4)
                                            ---------   ---------   ---------
Income (Loss) before Extraordinary Loss and
  Cumulative Effect of Accounting Changes        72.8        45.9       (25.4)

Extraordinary Loss on Redemption of Debt         (3.7)       (2.7)          -

Cumulative Effect of Accounting Changes        (185.6)      (10.0)          -
                                            ---------   ---------   ---------

Net Income (Loss)                           $  (116.5)  $    33.2   $   (25.4)
                                            =========   =========   =========

Income (Loss) Per Share:
  Income (loss) before extraordinary loss
    and cumulative effect of accounting
    changes                                 $    1.32   $    0.83   $   (0.46)
  Extraordinary loss on redemption of debt      (0.07)      (0.05)          -
  Cumulative effect of accounting changes       (3.35)      (0.18)          -
                                            ---------   ---------   ---------
  Net Income (Loss) Per Share               $   (2.10)  $    0.60   $   (0.46)
                                            =========   =========   =========


*Includes a credit of non-cash pension income of $66.2 million in 1993, $37.9 million in 1992 and $28.2 million in 1991.


The accompanying notes are an integral part of these statements.

                                     13-2

                                                                    EXHIBIT 13
                        TELEDYNE, INC. AND SUBSIDIARIES
                        -------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

             For the Years Ended December 31, 1993, 1992 and 1991
             ----------------------------------------------------

                                 (In millions)

                                                  1993       1992      1991
                                                --------   --------   -------
Operating activities:
Net income (loss)                               $ (116.5)  $   33.2   $ (25.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Increase in accrued postretirement benefits      299.2          -         -
  Depreciation and amortization of
    property and equipment                          72.7       79.1      84.1
  Increase in prepaid pension cost                 (58.2)     (47.3)    (38.6)
  Decrease (increase) in deferred
    income taxes                                   (57.1)      59.0     (64.6)
  Decrease in accounts payable and
    accrued liabilities                            (46.0)    (100.7)    (20.3)
  Gain on sale of Litton common stock              (40.4)         -         -
  Decrease in inventories                           21.8       29.5      38.0
  Decrease in receivables                           17.4       77.9      32.2
  Realignment/restructure                            1.4       (4.0)    107.6
  Increase (decrease) in accrued income taxes          -      (17.9)     12.9
  Other, net                                        (3.0)      (2.2)     32.8
                                                --------   --------   -------
Net cash provided by operating activities           91.3      106.6     158.7
                                                --------   --------   -------

Investing activities:
  Proceeds from the sale of marketable
    securities                                     163.5       54.4      63.8
  Purchases of marketable securities               (70.4)     (47.2)    (85.0)
  Net decrease (increase) in
    short-term investments                          28.5      (41.5)      8.0
                                                --------   --------   -------
  Net sale (purchase) of marketable securities     121.6      (34.3)    (13.2)
  Purchases of property and equipment              (81.2)     (69.6)    (97.6)
  Collection of notes receivable from the
    sales of businesses                             17.1          -         -
  Proceeds from the sales of businesses              9.2       95.8         -
  Other, net                                        (5.9)       7.3      10.5
                                                --------   --------   -------
Net cash provided by (used in)
  investing activities                              60.8       (0.8)   (100.3)
                                                --------   --------   -------

Financing activities:
  Reduction of long-term debt                     (101.6)     (60.0)    (17.2)
  Cash dividends                                   (44.3)     (44.4)    (44.3)
  Other, net                                         0.4        0.3       1.6
                                                --------   --------   -------
Net cash used in financing activities             (145.5)    (104.1)    (59.9)
                                                --------   --------   -------

Increase (decrease) in cash                     $    6.6   $    1.7   $  (1.5)
                                                ========   ========   =======

Noncash transactions:
  Receivables from the sales of businesses      $    4.2   $   19.0   $     -
                                                ========   ========   =======

Income taxes paid (received)                    $   (2.6)  $   26.5   $  36.3
                                                ========   ========   =======

Interest paid on long-term debt                 $   41.7   $   50.7   $  55.2
                                                ========   ========   =======

The accompanying notes are an integral part of these statements.

                                     13-3

                                                                                         EXHIBIT 13
                                       TELEDYNE, INC. AND SUBSIDIARIES
                                       -------------------------------

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               -----------------------------------------------

                            For the Years Ended December 31, 1993, 1992 and 1991
                            ----------------------------------------------------

                                   (In millions except per share amounts)


                                                       Additional                 Currency
                                            Common     Paid-In      Retained    Translation    Shareholders'
                                            Stock      Capital      Earnings    Adjustment        Equity
                                            ------    ----------    --------    -----------    ------------

Balance, December 31, 1990                  $55.4       $34.5        $ 428.4       $ 5.2          $ 523.5
Net loss                                        -           -          (25.4)          -            (25.4)
Cash dividends ($0.80 per share)                -           -          (44.3)          -            (44.3)
Currency translation adjustment                 -           -              -         0.1              0.1
                                            -----       -----        -------       -----          -------
Balance, December 31, 1991                   55.4        34.5          358.7         5.3            453.9
Net income                                      -           -           33.2           -             33.2
Cash dividends ($0.80 per share)                -           -          (44.4)          -            (44.4)
Currency translation adjustment                 -           -              -        (1.6)            (1.6)
                                            -----       -----        -------       -----          -------
Balance, December 31, 1992                   55.4        34.5          347.5         3.7            441.1
Net loss                                        -           -         (116.5)          -           (116.5)
Cash dividends ($0.80 per share)                -           -          (44.3)          -            (44.3)
Exercise of stock options                       -         0.4              -           -              0.4
Currency translation adjustment                 -           -              -        (0.2)            (0.2)
                                            -----       -----        -------       -----          -------
Balance, December 31, 1993                  $55.4       $34.9        $ 186.7       $ 3.5          $ 280.5
                                            =====       =====        =======       =====          =======





The accompanying notes are an integral part of these statements.

                                                    13-4

                                                                    EXHIBIT 13
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Shareholders and Board of Directors of Teledyne, Inc.:

We have audited the accompanying consolidated balance sheets of Teledyne, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed further in Note 11 to the consolidated financial statements, the Company is defending a suit filed under the False Claims Act at the Company's Teledyne Relays unit. It is likely that resolution of the civil suit will result in the recognition of a loss contingency which is not currently estimable. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements.

     As explained in Notes 6 and 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 in 1992 and SFAS No. 106 in 1993.






                                                  Arthur Andersen & Co.
Los Angeles, California
January 12, 1994








                                     13-5

                                                                    EXHIBIT 13
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


Note 1.  Summary of Significant Accounting Policies -

Principles of Consolidation. The consolidated financial statements of Teledyne, Inc. include the accounts of all its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts for 1992 and 1991 have been reclassified to conform with the 1993 presentation.

Receivables. Receivables are presented net of a reserve for doubtful accounts of $9.2 million at December 31, 1993 and $8.0 million at December 31, 1992.

Inventories. Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out methods) or market, less progress payments. Costs include direct material, direct labor and applicable manufacturing and engineering overhead, and other direct costs. Any foreseeable losses are charged to income when determined.

Cost in Excess of Net Assets of Purchased Businesses. Other assets include cost in excess of net assets of purchased businesses of $25.6 million at December 31, 1993 and $22.8 million at December 31, 1992. Substantially all of this cost relates to businesses purchased prior to November 1970 and is not being amortized.

Financial Instruments. The fair value of financial instruments, except for long-term debt, approximated their carrying values at December 31, 1993. Fair values have been determined through information obtained from quoted market sources and management estimates.

Revenue Recognition. Commercial sales and revenue from U.S. government fixed-price type contracts are generally recorded as deliveries are made or as services are rendered. For certain fixed-price type contracts that require substantial performance over a long time period before deliveries begin, sales are recorded based upon attainment of scheduled performance milestones. Sales under cost-reimbursement contracts are recorded as costs are incurred and fees are earned.

Depreciation and Amortization. Buildings and equipment are depreciated primarily on declining balance methods over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the life of the lease. Maintenance and repair costs ($60.1 million in 1993, $71.4 million in 1992 and $83.1 million in 1991) are charged to income as incurred, and betterments and major renewals are capitalized. Cost and accumulated depreciation of property sold, retired or fully depreciated are removed from the accounts, and any resultant gain or loss is included in income.

Research and Development. Company-funded research and development costs, which excludes bid and proposal costs, ($39.2 million in 1993, $48.5 million in 1992 and $50.9 million in 1991) are expensed as incurred. Costs related to customer-funded research and development contracts are charged to costs and expenses as the related sales are recorded. A portion of the cost incurred for company-funded research and development is recoverable through overhead cost allowances on government contracts.



                                     13-6

                                                                    EXHIBIT 13

Environmental. Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. Liabilities are estimated and evaluated independently of possible recoveries, if any, from insurance carriers and other third parties. The measurement of environmental liabilities by the Company is based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the Company's prior experience in site remediation and data concerning clean-up costs available from other companies and regulatory authorities.

Income Taxes. In 1992, the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, as discussed in Note 6. Provision (credit) for income taxes includes federal, state and foreign income taxes. Deferred income taxes are provided for temporary differences (timing differences prior to 1992) in the recognition of income and expenses. Deferred income taxes reflect enacted income tax rates expected to be in effect rather than historical rates.

Net Income (Loss) Per Share. The weighted average number of shares of common stock used in the computation of net income per share was 55,420,654 in 1993 and 55,412,845 in 1992 and 1991. The potential dilution of common stock equivalents is not material and, therefore, is not included in the computation of per share data.



























                                     13-7

                                                                    EXHIBIT 13

Note 2.  Inventories -

Inventories at December 31, 1993 and 1992 were as follows (in millions):

                                                            1993        1992
                                                          -------     -------
Raw materials and work-in-process                         $ 257.1     $ 277.1
Finished goods                                               49.0        47.6
                                                          -------     -------
                                                            306.1       324.7
Progress payments                                          (133.5)     (126.9)
                                                          -------     -------
                                                          $ 172.6     $ 197.8
                                                          =======     =======


Inventories, before progress payments, determined on the last-in, first-out method were $233.1 million at December 31, 1993 and $258.1 million at December 31, 1992. The remainder of the inventories was determined using the first-in, first-out method. Inventories stated on the last-in, first-out basis were $184.0 million and $208.4 million less than their first-in, first-out values at December 31, 1993 and 1992, respectively. These first-in, first-out values do not differ materially from current cost.

     During 1993, 1992 and 1991 inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out inventory liquidations was to increase net income by $11.4 million in 1993, $11.5 million in 1992 and $7.5 million in 1991.

     Inventories, before progress payments, related to long-term contracts were $129.3 million and $132.6 million at December 31, 1993 and 1992, respectively. Progress payments related to long-term contracts were $116.0 million and $116.7 million at December 31, 1993 and 1992, respectively.
























                                     13-8

                                                                    EXHIBIT 13

Note 3.  Long-Term Debt -

Long-term debt at December 31, 1993 and 1992 was as follows (in millions):

                                                               1993     1992
                                                              ------   ------

10% Subordinated Debentures, due 2004, Series A and C
  (net of unamortized discount of $30.9 in 1993 and $40.1
  in 1992)                                                    $329.1   $419.8
7% Subordinated Debentures, due 1999, $1.9 payable annually     26.7     26.7
Other                                                            4.1      4.5
                                                              ------   ------
                                                               359.9    451.0
Current portion                                                 (3.3)    (1.3)
                                                              ------   ------
                                                              $356.6   $449.7
                                                              ======   ======



At December 31, 1993, the market value of the 10% Subordinated Debentures was $370.7 million and the 7% Subordinated Debentures was $26.7 million.

     In 1993, the Company redeemed at par $100 million of its 10% Subordinated Debentures due 2004, Series C resulting in an extraordinary loss of $6.0 million or $3.7 million, net of tax. In 1992, the Company redeemed at par $50 million ($46.7 million, net of treasury) of its 10% Subordinated Debentures due 2004, Series A resulting in an extraordinary loss of $4.4 million, or $2.7 million, net of tax.

     Long-term debt payable is $3.3 million in 1994, $3.1 million in 1995, $2.7 million in 1996, $2.2 million in 1997 and $2.2 million in 1998.

     The Company's pension and savings plans held Teledyne 10% Subordinated Debentures with a par value of $86.6 million and $113.9 million at December 31, 1993 and 1992, respectively.

     The Company has domestic credit lines with various banks totaling $125.0 million at December 31, 1993; no amounts were borrowed under these lines during 1993 or 1992. Commitments under standby letters of credit outstanding were $105.9 million at December 31, 1993. Compensating balance arrangements of an informal nature exist. Such arrangements had no material effect on the Company's consolidated financial statements at December 31, 1993.















                                     13-9

                                                                    EXHIBIT 13

Note 4.  Supplemental Balance Sheet Information -

Cash and marketable securities at December 31, 1993 and 1992 were as follows (in millions):

                                                            1993        1992
                                                          -------     -------

Cash                                                      $  14.7     $   8.1
United States Treasury notes, at amortized cost
  (market: 1993-$119.0; 1992-$124.4)                        115.3       122.0
Repurchase agreements, at cost which approximates market     25.0        53.5
Litton common stock, at cost (market: 1992-$75.2)               -        45.1
Other marketable securities, at amortized cost                  -         2.6
                                                          -------     -------
                                                          $ 155.0     $ 231.3
                                                          =======     =======

In 1993, the Company sold its investment in Litton common stock resulting in a $40.4 million gain, included in other income.

Property and equipment at December 31, 1993 and 1992 were as follows (in millions):

                                                            1993        1992
                                                          -------     -------

Land                                                      $  30.2     $  29.5
Buildings                                                   233.4       231.1
Equipment and leasehold improvements                        563.7       529.8
                                                          -------     -------
                                                            827.3       790.4
Accumulated depreciation and amortization                  (508.5)     (472.9)
                                                          -------     -------
                                                          $ 318.8     $ 317.5
                                                          =======     =======


Accounts payable included $22.1 million at December 31, 1993 and $14.2 million at December 31, 1992 for checks outstanding in excess of cash balances.

Accrued liabilities at December 31, 1993 and 1992 were as follows (in millions):

                                                            1993        1992
                                                          -------     -------
Salaries and wages                                        $  66.5     $  64.3
Advances and billings in excess of costs                     61.7        69.5
Other                                                       213.2       239.9
                                                          -------     -------
                                                          $ 341.4     $ 373.7
                                                          =======     =======












                                     13-10

                                                                    EXHIBIT 13

Note 5.  Shareholders' Equity -

The Company is authorized to issue 15 million shares of preferred stock, $1 par value. No preferred shares were issued or outstanding. In 1988, the Board of Directors authorized the purchase of up to five million shares of the Company's common stock. As of December 31, 1993, the Company had purchased 1,432,000 shares.

     In 1990, the Company's Board of Directors adopted the 1990 Stock Option Plan covering an aggregate of 2,500,000 shares of the Company's common stock. Under the 1990 Stock Option Plan, options to purchase shares of the Company's common stock may be granted to certain key employees. The options may be incentive stock options, non-qualified stock options, or stock appreciation rights. If incentive stock options are granted, the exercise price of the options is the fair market value of the shares on the date of the grant. Non-qualified stock options may be granted with an exercise price below the fair market value of the shares on the date of the grant. Options are nontransferable and are exercisable in installments.

     Stock option activity for the year ended December 31, 1993 was as follows:

                                                  Number         Exercise
                                                 Of Shares    Price Per Share
                                                 ---------   -----------------

Outstanding at December 31, 1992                 1,450,000   $19.625 - $25.125
  Granted                                        1,108,000   $20.250 - $26.875
  Exercised                                        (27,000)            $19.625
  Canceled                                        (137,500)  $19.625 - $26.875
Outstanding at December 31, 1993                 2,393,500   $19.625 - $26.875

The options granted to date are exercisable in installments beginning two years from the date of grant and expiring 10 years from the date of grant. As of December 31, 1993, options for 79,500 common shares were available for future grant and 331,200 of the stock options were exercisable.

     In 1993, the Company's Board of Directors approved, subject to shareholder approval, a 2,500,000 increase in the number of shares of the Company's common stock available under the 1990 Stock Option Plan.

















                                     13-11

                                                                    EXHIBIT 13

Note 6.  Income Taxes -

Effective January 1, 1992, the Company changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109. As a result, net income for 1992 included a charge of $10.0 million or $0.18 per share for cumulative effect of accounting change. Prior year financial statements have not been restated.

     Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Prior to 1992, deferred taxes were provided on timing differences between the income or loss determined for financial reporting and income tax reporting at income tax rates in effect when the differences arose.

     The components of the net deferred tax asset at December 31, 1993 and 1992 were as follows (in millions):

                                                              1993      1992
                                                             -------   ------

Postretirement benefits                                      $ 117.2   $    -
Pension income                                                (100.3)   (72.2)
Long-term contracts                                             38.7     65.3
Self-insurance reserves                                         16.9     16.1
Vacation benefits                                               12.0     11.2
Inventory valuations                                            10.3     12.1
Other deferred assets                                           72.8     79.9
Other deferred liabilities                                     (20.6)   (22.5)
                                                             -------   ------
                                                             $ 147.0   $ 89.9
                                                             =======   ======
























                                     13-12

                                                                    EXHIBIT 13

Note 6.  Income Taxes (Continued) -

Provision (credit) for income taxes for the years ended December 31, 1993, 1992 and 1991 was as follows (in millions):

                                                      1993     1992     1991
                                                     -------  ------   ------

Current  - Federal                                   $ (20.1) $ (6.3)  $ 46.2
         - State                                         0.4     4.2      9.2
         - Foreign                                       1.5     0.8      2.8
                                                     -------  ------   ------
         - Total                                       (18.2)   (1.3)    58.2
                                                     -------  ------   ------

Deferred - Federal                                      49.3    36.1    (53.5)
         - State                                         9.4     6.3    (11.1)
                                                     -------  ------   ------
         - Total                                        58.7    42.4    (64.6)
                                                     -------  ------   ------

Provision (credit) for income taxes                  $  40.5  $ 41.1   $ (6.4)
                                                     =======  ======   ======

Income (loss) before income taxes, extraordinary loss and cumulative effect of accounting changes included income (loss) from domestic operations of $113.7 million in 1993, $86.7 million in 1992 and $(37.8) million in 1991.

     Provision (credit) for deferred income taxes for the years ended December 31, 1993, 1992 and 1991 was as follows (in millions):

                                                      1993     1992     1991
                                                     -------  ------   ------

Pension income                                       $  28.1  $ 16.9   $ 11.4
Long-term contracts                                     26.6    11.9    (22.6)
Securities transactions                                  5.5       -      3.4
Realignment/restructure                                  1.4    31.7    (39.0)
Inventory valuation                                      1.8     7.7     (6.7)
Interest on income tax assessments                      (0.8)   (2.7)    (6.3)
Vacation benefits                                       (0.8)    2.7     (4.1)
Other, net                                              (3.1)  (25.8)    (0.7)
                                                     -------  ------   ------
                                                     $  58.7  $ 42.4   $(64.6)
                                                     =======  ======   ======

Differences between the provision (credit) for income taxes and income taxes at the statutory federal income tax rate for the years ended December 31, 1993, 1992 and 1991 were as follows (in millions):

                                                      1993     1992     1991
                                                     -------  ------   ------
Income tax at statutory federal rate                 $  39.6  $ 29.6   $(10.8)
State and local income taxes,
  net of federal income tax effect                       6.4     6.9     (1.3)
Effect of tax rate change                               (4.6)      -        -
Foreign sales corporation exemption                     (2.5)   (2.4)    (3.1)
Non-deductible expense                                   0.5     6.0        -
Revisions to prior years' estimated
  income tax liabilities                                   -     0.4      5.8
Goodwill write-offs                                        -     0.2      1.9
Other, net                                               1.1     0.4      1.1
                                                     -------  ------   ------
Provision (credit) for income taxes                  $  40.5  $ 41.1   $ (6.4)
                                                     =======  ======   ======

                                     13-13

                                                                    EXHIBIT 13

Note 6.  Income Taxes (Continued) -

The Omnibus Budget Reconciliation Act of 1993 increased the corporate federal income tax rate to 35 percent in 1993 from 34 percent in 1992. The tax law change resulted in the recognition of additional income by the Company due primarily to revaluing the Company's net deferred tax asset.

















































                                     13-14

                                                                    EXHIBIT 13

Note 7.  Pension Benefits

The Company sponsors defined benefit pension plans covering substantially all of its employees. Benefits are generally based on years of service and/or final average pay. The Company funds the pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company made cash contributions to the pension plans of $0.6 million in 1993, $1.8 million in 1992 and $1.2 million in 1991.

     Components of pension expense (income) for the years ended December 31, 1993, 1992 and 1991 included the following (in millions):

                                                       Expense (Income)
                                                 ----------------------------
                                                  1993       1992       1991
                                                 ------     ------     ------

Service cost - benefits earned during the year   $ 29.6     $ 42.6     $ 36.8
Interest cost on benefits earned in prior years    68.4       67.6       65.6
Expected return on plan assets                   (106.1)    (102.6)     (92.4)
Net amortization of unrecognized amounts          (58.9)     (41.8)     (39.3)
                                                 ------     ------     ------
  Pension income for defined benefit plans        (67.0)     (34.2)     (29.3)
Other                                               0.8       (3.7)       1.1
                                                 ------     ------     ------

  Pension income                                 $(66.2)    $(37.9)    $(28.2)
                                                 ======     ======     ======


Actual return on plan assets was $174.1 million in 1993, $136.3 million in 1992 and $230.5 million in 1991. Actuarial assumptions used to develop the components of pension expense (income) for the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                  1993        1992       1991
                                                  ----        ----       ----

Discount rate                                     8.00%       6.75%      7.50%
Rate of increase in future compensation levels    4.50%       4.50%      4.50%
Expected long-term rate of return on assets       6.00%       6.00%      6.00%




















                                     13-15

                                                                    EXHIBIT 13

Note 7.  Pension Benefits (Continued) -

Plan assets in excess of projected benefit obligation at December 31, 1993 and 1992 were as follows (in millions):

                                                             1993      1992
                                                           --------  --------

Plan assets at fair value                                  $1,893.2  $1,798.8
                                                           --------  --------

Actuarial present value of benefit obligations:
  Vested benefit obligation                                   893.8     799.3
  Non-vested benefit obligation                                 8.6      12.6
                                                           --------  --------
  Accumulated benefit obligation                              902.4     811.9
  Additional benefits related to future
    compensation levels                                       133.6     115.3
                                                           --------  --------
  Projected benefit obligation                              1,036.0     927.2
                                                           --------  --------
Plan assets in excess of projected benefit obligation      $  857.2  $  871.6
                                                           ========  ========

Plan assets in excess of projected benefit obligation:
Included in balance sheet:
  Prepaid pension cost                                     $  280.3  $  222.1
  Accrued pension liability                                   (25.3)    (34.2)

Not included in balance sheet:
  Unrecognized net gain due to experience different from
    that assumed and changes in the discount rate             353.4     395.4
  Unrecognized net asset at adoption of SFAS No. 87,
    net of amortization                                       273.5     312.5
  Unrecognized prior service cost                             (24.7)    (24.2)
                                                           --------  --------
Plan assets in excess of projected benefit obligation      $  857.2  $  871.6
                                                           ========  ========


Any reversion of pension plans' assets to the Company would be subject to federal and state income taxes, substantial excise tax and other possible claims.

     At December 31, 1993 and 1992, the plans' assets, which consisted primarily of fixed maturities, included debt obligations of the Company (primarily Teledyne 10% Subordinated Debentures) with a market value of $81.0 million and $101.6 million, respectively.

     A discount rate of 7.00 percent at December 31, 1993 and 8.00 percent at December 31, 1992 and a rate of increase in future compensation levels of 4.50 percent at December 31, 1993 and 1992 were used for the valuation of pension obligations.











                                     13-16

                                                                    EXHIBIT 13

Note 8.  Postretirement and Postemployment Benefits -

     The Company provides postretirement health care and life insurance benefits, which are paid as incurred, to certain employees and their dependents meeting eligibility requirements. Most of the plans are of a defined benefit nature and are subject to deductibles, co-payment provisions and other limitations. Retiree contributions to the premium cost are generally required based on coverage type, plan and medicare eligibility. In many plans, company contributions toward premiums are capped based on the cost as of a certain date thereby creating a defined contribution. The Company generally reserves the right to change or eliminate the plans. Non-represented employees who commenced employment after January 1, 1986 and union represented employees who commence employment after the most recently negotiated labor agreement are not eligible for medical benefits upon retirement.

     Effective January 1, 1993, the Company changed its method of accounting for postretirement health care and life insurance benefits, as required by SFAS
No. 106. This statement requires that the expected cost of providing postretirement health care and life insurance benefits be charged to expense during the years that the employees render service. Prior to 1993, the Company expensed the cost of these benefits as they were paid. The annual expense was $23.0 million in 1992 and $20.2 million in 1991, which has not been restated.
As a result of adopting SFAS No. 106, the Company recorded a charge of $301.7 million or $185.6 million, net of tax, to recognize the accumulated postretirement benefit obligation at the date of adoption. The new accounting method will have no effect on the Company's cash outlays for postretirement health care benefits.

     Components of postretirement expense for the year ended December 31, 1993 included the following (in millions):

                                                                      Expense
                                                                      (Income)
                                                                      --------

Service cost - benefits earned during the year                         $  1.3
Interest cost on benefits earned in prior years                          23.4
Other                                                                    (1.8)
                                                                       ------
Postretirement expense                                                 $ 22.9
                                                                       ======

There were approximately 14,000 retirees and dependents associated with postretirement benefit plans.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.5 percent in 1993, gradually declining to 6.5 percent in the year 2011 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation by $33.9 million and the 1993 postretirement benefit expense by $3.1 million. A discount rate of 8.0 percent was used in determining the postretirement expense. A discount rate of 7.0 percent was used to determine the postretirement benefit obligation at December 31, 1993.





                                     13-17

                                                                    EXHIBIT 13

Note 8.  Postretirement and Postemployment Benefits (Continued) -

     Accumulated postretirement benefit obligation at December 31, 1993 was as follows (in millions):

                                                                        1993
                                                                       -------
Accumulated present value of benefit obligations:
  Retirees                                                             $ 278.1
  Other fully eligible plan participants                                  30.2
  Other active plan participants                                          27.7
                                                                       -------
Accumulated benefit obligation                                         $ 336.0
                                                                       =======

Accumulated benefit obligation:
Included in balance sheet:
  Current portion included in accrued liabilities                      $  21.7
  Accrued postretirement benefits                                        277.5

Not included in balance sheet:
  Unrecognized net loss due to experience different from
    that assumed and changes in the discount rate                         36.8
                                                                       -------
Accumulated benefit obligation                                         $ 336.0
                                                                       =======


In 1992, SFAS No. 112 was issued which requires a change in accounting for postemployment benefits. This statement, effective in 1994, requires that the expected cost of benefits provided to former or inactive employees and their dependents before retirement, generally expensed when paid, be charged to expense during the years that the employees render service, if certain conditions are met. The adoption of the statement by the Company in 1993 did not have a material effect on the consolidated financial statements.

























                                     13-18

                                                                    EXHIBIT 13

Note 9.  Realignment/Restructure -

     In 1993, Teledyne undertook a major realignment which consolidated its operating companies to 21 from 65 and eliminated 1,200 management and support positions at an estimated cost of $16.4 million. The realignment builds on the 1991-1992 restructure which focused the Company on those businesses in which it has significant leadership roles. The 1991-1992 restructure consisted of the sale, closure or transfer of certain operations. The cost of restructuring included the estimated loss for those operations where the disposal or transfer was expected to result in a loss. For those operations where the disposal was expected to result in a gain, no gain was recognized until realized. For 1993, the estimated restructure cost decreased $15.0 million. The net effect of realignment/restructure was a charge of $1.4 million in 1993, income of $24.4 million in 1992 and a charge of $107.6 million in 1991.









































                                     13-19

                                                                    EXHIBIT 13

Note 10.  Business Segments -

Teledyne is a diversified corporation comprised of companies which manufacture a wide variety of products. The Company's major business segments include aviation and electronics, specialty metals, industrial and consumer.

     Companies in the aviation and electronics segment produce piston and turbine engines for aircraft and land based vehicle applications, airframe structures, unmanned aerial vehicles, target drone systems, and equipment and subsystems for spacecraft and avionics. Other activities in this segment include the manufacture of electronic equipment, aircraft-monitoring and control systems for military and commercial applications, relays and other related products and systems. Products in the specialty metals segment include zirconium, titanium, high temperature nickel based alloys, high-speed and tool steels, tungsten and molybdenum. Other operations in this segment consist of processing, casting, rolling and forging metals. The industrial segment is comprised of companies that are involved in the design and/or manufacture of combat vehicles, diesel engines, material handling equipment, machine tools, dies and consumable tooling. The consumer segment manufactures oral hygiene products, shower massages, water and air purification systems, swimming pool and spa heaters, and provides other products and services.

        Information on the Company's business segments for the years ended December 31, 1993, 1992 and 1991 was as follows (in millions):

                                               1993         1992        1991
                                             --------     --------    --------
Sales:

Aviation and electronics:
  Continuing                                 $1,138.7     $1,280.7    $1,306.4
  Discontinued                                   18.3         76.3       105.1
                                             --------     --------    --------
                                              1,157.0      1,357.0     1,411.5
                                             --------     --------    --------
Specialty metals:
  Continuing                                    626.3        628.7       692.6
  Discontinued                                    8.0         24.1        27.4
                                             --------     --------    --------
                                                634.3        652.8       720.0
                                             --------     --------    --------
Industrial:
  Continuing                                    338.7        311.7       277.7
  Discontinued                                   48.6        243.1       463.9
                                             --------     --------    --------
                                                387.3        554.8       741.6
                                             --------     --------    --------
Consumer:
  Continuing                                    313.1        303.0       307.0
  Discontinued                                      -         20.0        26.7
                                             --------     --------    --------
                                                313.1        323.0       333.7
                                             --------     --------    --------
Total:
  Continuing                                  2,416.8      2,524.1     2,583.7
  Discontinued                                   74.9        363.5       623.1
                                             --------     --------    --------
                                             $2,491.7     $2,887.6    $3,206.8
                                             ========     ========    ========



The Company's backlog of confirmed orders was approximately $1.4 billion at December 31, 1993 and $1.6 billion at December 31, 1992. Backlog of the aviation and electronics segment was $1.0 billion at December 31, 1993 and $1.1 billion at December 31, 1992.

                                     13-20

                                                                   EXHIBIT 13

Note 10.  Business Segments (Continued) -

     The Company's sales to the U.S. government were $1.0 billion in 1993 and 1992 and $1.1 billion in 1991, including direct sales as prime contractor and indirect sales as subcontractor. Most of these sales were in the aviation and electronics segment. Sales by operations in the United States to customers in other countries were $363.9 million in 1993, $481.4 million in 1992 and $535.6 million in 1991. Sales between business segments, which were not material, generally were priced at prevailing market prices.


                                                  1993       1992      1991
                                                --------   -------   --------
Income (Loss) before Taxes, Extraordinary Loss and Cumulative Effect of Accounting Changes:

Aviation and electronics:
  Continuing                                    $   43.5   $  82.2   $   43.7
  Discontinued                                      (7.6)     13.1      (48.5)
  Pension income                                    14.0      (1.1)       0.1
                                                --------   -------   --------
                                                    49.9      94.2       (4.7)
                                                --------   -------   --------
Specialty metals:
  Continuing                                        33.9      28.0       58.7
  Discontinued                                       4.0      (6.9)     (16.2)
  Pension income                                     9.7       3.9       (2.5)
                                                --------   -------   --------
                                                    47.6      25.0       40.0
                                                --------   -------   --------
Industrial:
  Continuing                                        15.1      11.6       17.8
  Discontinued                                       1.6       9.5      (24.8)
  Pension income                                    38.8      34.1       27.5
                                                --------   -------   --------
                                                    55.5      55.2       20.5
                                                --------   -------   --------
Consumer:
  Continuing                                        21.5      27.3       26.8
  Discontinued                                       2.0       4.0       (8.5)
  Pension income                                     0.5      (0.6)       1.1
                                                --------   -------   --------
                                                    24.0      30.7       19.4
                                                --------   -------   --------
Total:
  Continuing                                       114.0     149.1      147.0
  Discontinued                                         -      19.7      (98.0)
                                                --------   -------   --------
                                                   114.0     168.8       49.0
                                                --------   -------   --------
Corporate expense                                  (74.3)    (66.7)     (58.1)
Interest expense                                   (45.1)    (56.2)     (61.9)
Pension income                                      66.2      37.9       28.2
Other income                                        52.5       3.2       11.0
                                                --------   -------   --------
                                                $  113.3   $  87.0   $  (31.8)
                                                ========   =======   ========

Discontinued results include the estimated realignment/restructure cost before pension income and results of operations sold at a gain, as well as those gains.

     Operating profit in the aviation and electronics segment was adversely affected by approximately $20.0 million in 1993, $25.0 million in 1992 and $55.0 million in 1991 due to losses on fixed-price development and initial production contracts.

     Aviation and electronics segment operating profit for 1993 included a charge of $10.0 million for the settlement of certain issues raised by the Company's

                                     13-21

                                                                    EXHIBIT 13

Note 10.  Business Segments (Continued) -

initial Voluntary Disclosure Report to the government relating to its Teledyne Electronics unit and $6.6 million related to resolution of several other
matters.   Operating profit for 1992 included a charge of $17.5 million recorded in connection with the resolution of a criminal investigation of the Company's Teledyne Relays unit.

     Teledyne's non-cash pension income results from the amortization into income of the excess of plan assets over the estimated obligation. The amount recorded reflects the extent to which this non-cash income exceeds the current year's net cost of providing benefits.


                                              1993         1992         1991
                                            --------     --------     --------
Depreciation and Amortization:

Aviation and electronics                    $   22.0     $   23.3     $   24.7
Specialty metals                                27.9         28.5         27.1
Industrial                                       9.0         12.8         18.1
Consumer                                         6.9          6.8          6.5
Corporate                                        6.9          7.7          7.7
                                            --------     --------     --------
                                            $   72.7     $   79.1     $   84.1
                                            ========     ========     ========

Capital Expenditures:

Aviation and electronics                    $   22.8     $   20.5     $   18.1
Specialty metals                                35.0         29.3         41.3
Industrial                                       5.2          8.8         19.5
Consumer                                         9.9          7.8          8.0
Corporate                                        8.3          3.2         10.7
                                            --------     --------     --------
                                            $   81.2     $   69.6     $   97.6
                                            ========     ========     ========

Identifiable Assets:

Aviation and electronics                    $  284.6     $  296.2     $  389.1
Specialty metals                               288.0        283.6        294.2
Industrial                                     113.1        145.3        265.7
Consumer                                       105.4        100.8        108.9
Corporate                                      686.7        710.0        661.5
                                            --------     --------     --------
                                            $1,477.8     $1,535.9     $1,719.4
                                            ========     ========     ========














                                     13-22

                                                                    EXHIBIT 13
Note 11.  Commitments and Contingencies -

Rental expense under operating leases was $27.0 million in 1993, $27.9 million in 1992 and $29.9 million in 1991. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year as of December 31, 1993, are as follows: $15.5 million in 1994 and in 1995, $12.4 million in 1996, $8.4 million in 1997, $7.0 million in 1998 and $26.7 million thereafter.

     The Company is subject to ongoing examination of its federal tax returns by the Internal Revenue Service (IRS). The IRS has proposed the disallowance of deductions claimed by the Company of $48.7 million in 1984 and $38.2 million in 1985 for contributions to the Company's pension plans. The IRS may take the same position in its audit of tax years 1986 and 1987, where the claimed deductions for contributions to the pension plans totaled $37.7 million. The Company believes the IRS position on this issue is without merit and will defend the matter vigorously.

     The IRS has also proposed the disallowance of deductions claimed by the Company on behalf of a former wholly-owned insurance subsidiary with respect to insurance loss reserves of $269 million in 1984 and $115 million in 1985. The Company believes the proposed disallowances are unjustified and will contest the matter vigorously. Moreover, any such reserve adjustments would be timing adjustments which would result in the realization of offsetting tax benefits subsequent to the tax years at issue. Accordingly, pursuant to the tax agreement between the Company and its former subsidiary, the Company would bear only the interim interest cost and any costs resulting from a difference in tax rates with respect to the adjustments sustained, if any.

     The Company has been and is subject from time to time to various audits, reviews and investigations relating to the Company's compliance with federal and state laws. Should any unit involved be charged with wrongdoing, or should the U.S. government determine that the unit is not a "presently responsible contractor," that unit, and conceivably the Company, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. A suspension or debarment of the Company would have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, except as otherwise discussed below, the Company does not possess sufficient information to determine whether it will sustain a loss as a result of any of the investigations discussed below, or to reasonably estimate the amount of any such loss, and has not been able to identify the existence of a material loss contingency arising therefrom.

     On August 15, 1990, federal agents executed a search warrant on and removed a number of documents relating to government-furnished materials from the Company's former Teledyne Neosho unit. In addition, several Teledyne Neosho employees received subpoenas to testify before a federal grand jury.

     On October 26, 1990, the Company's Teledyne Electronics unit sought admission into the Department of Defense Voluntary Disclosure Program, and was accepted into the program on March 5, 1991. Teledyne Electronics subsequently filed a Voluntary Disclosure Report with the U.S. government disclosing material handling practices at variance with military


                                     13-23

                                                                    EXHIBIT 13

Note 11.  Commitments and Contingencies (Continued) -

     requirements in one of its military transponder programs. Teledyne Electronics later filed an Ancillary Report to its Voluntary Disclosure Report disclosing allegations relating to product quality in two other transponder programs for the military. On February 14, 1992, Teledyne Electronics received three grand jury subpoenas for production of documents relating to Department of Defense programs for the supply of military transponders, one of which was subsequently withdrawn. On October 5, 1992, Teledyne Electronics received a fourth grand jury subpoena relating to a military program for the supply of a transponder programming device. On July 28, 1993, the Company concluded a settlement with the U.S. government of claims arising out of the initial Voluntary Disclosure Report requiring the Company to pay $5 million and to provide screening and repair service of at least $5 million in value with respect to military transponder equipment delivered to the military.

     On June 18, 1992, the Company's Teledyne Firth Sterling unit sought admission into the Department of Defense Voluntary Disclosure Program. Teledyne Firth Sterling was accepted into the program on August 10, 1992, and subsequently submitted a Voluntary Disclosure Report disclosing failures to conform with contractual testing requirements on certain U.S. government munitions programs. On December 15, 1993, the Company concluded its agreement with the U.S. government to settle all claims arising from this matter for $275,000.

     By letters dated November 12 and November 30, 1992, the Company's Teledyne Electro-Mechanisms unit sought admission into the Department of Defense Voluntary Disclosure Program. Teledyne Electro-Mechanisms was accepted into the program on January 28, 1993, and subsequently submitted a Voluntary Disclosure Report disclosing design and test practices at variance from military specifications. On December 13, 1993, the Company reached agreement with the U.S. government to settle all claims arising from this matter for $400,000, subject to final government approvals and execution of a mutually acceptable settlement agreement.

     On January 13, 1993, the Company's Teledyne Thermatics unit sought admission into the Department of Defense Voluntary Disclosure Program. Teledyne Thermatics was accepted into the program on April 2, 1993. On April 5, 1993, the Company submitted an interim Voluntary Disclosure Report which described a number of testing practices at variance from military specifications.

     On February 16, 1993, the Company received a subpoena from the National Aeronautics and Space Administration, Office of Inspector General, requesting documents relating to all aspects of the manufacture, test, sale and reliability of solid state relays at the Company's Solid State unit.

     On February 22, 1993, the Company's Teledyne Electronics unit received a subpoena from the Department of Defense, Office of Inspector General, for production of documents relating to contract pricing and labor charging practices.

     On March 19, 1993, the Company's Teledyne Wah Chang Albany unit received a subpoena for documents from a federal grand jury impaneled in Washington, D.C. investigating alleged violations of the U.S. export control laws. The
                                     13-24

                                                                    EXHIBIT 13
Note 11.  Commitments and Contingencies (Continued) -

     subpoena relates to Teledyne Wah Chang Albany's sale of zirconium to a Greek business entity. Should the U.S. government bring criminal charges in this matter, Teledyne Wah Chang Albany and conceivably the Company could be temporarily suspended from receiving licenses for export of products and services on the munitions list. In the event of a conviction, Teledyne Wah Chang Albany and conceivably the Company would be subject to debarment for a period of up to three years from receiving such licenses, and could be suspended for up to ten years from eligibility for commercial export licenses.

     On May 19, 1993, the Company and its Teledyne Electronics unit each received a subpoena from the Air Force Office of Special Investigations. One requested documents relating to military transponder contracts for the governments of Egypt and Saudi Arabia, and the second requested documents relating to a military transponder program for the Egyptian government.


     The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act, in which the government intervened in November of 1990. The case concerns the cost estimating practices of the Company's Teledyne Systems unit, which the government preliminarily estimated resulted in damages to the United States of approximately $90 million. On June 24, 1993, the Company's motion for partial summary judgment was granted in part and denied in part, reducing the estimate to approximately $70 million. Subsequently, on January 10, 1994, the government filed its Memorandum of Contentions of Fact and Law, contending that damages to the United States total $40.9 million. The government seeks treble the damages allegedly sustained by the United States, together with civil penalties of up to $10,000 for any false claim made. Trial of this matter is presently scheduled to commence March 8, 1994. The allegations of this suit were initially the subject of a federal grand jury investigation, which to the Company's knowledge has been inactive for almost two years. Based on an internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existance of a material loss contingency arising therefrom.

     The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act concerning the procurement and quality control systems of the Company's Teledyne Controls unit. The U.S. government intervened in this matter on June 18, 1991, but withdrew following the Company's February 18, 1993 agreement to pay $2.15 million in partial settlement of the matter without admission of wrongdoing. The allegations of this suit gave rise to an investigation of Teledyne Controls by a federal grand jury, the Defense Criminal Investigative Service and other federal agencies.
The settlement resolves all outstanding investigations regarding the claims encompassed by the agreement. The plaintiff was granted leave to pursue the remaining allegations in the case alone, and on April 23, 1993, filed a second amended complaint. Plaintiff alleges that the actual damages to the United States cannot be ascertained, but estimates that the total damages to the United States exceed $120 million. Plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of up to $10,000


                                     13-25

                                                                    EXHIBIT 13

Note 11.  Commitments and Contingencies (Continued) -

for any false claim made. Based on an internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a further loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising from this matter.

     The Company is defending a civil action filed on behalf of the U.S. government under the False Claims Act charging that the Company's Teledyne Relays unit falsified test certifications for relays supplied to the government. The government intervened in the action on April 22, 1992, and the complaint and first amended complaint were served on the Company on August 19, 1992. In addition to the claims alleged under the False Claims Act, the first amended complaint alleges various statutory and common law causes of action, including claims for trademark infringement, unfair competition, breach of contract and fraud. The government seeks treble the damages allegedly sustained by the United States (the government has preliminarily estimated such damages at $76.2 million), profits of not less than $41.6 million allegedly derived by Teledyne Relays from the sales at issue, and civil penalties of up to $10,000 for any false claim made. In November of 1992, the Company pled guilty to making false statements and paid a $17.5 million fine to resolve a related criminal investigation. It is likely that resolution of this suit will result in the recognition of a loss contingency which is not currently estimable.

     On April 13, 1993, the Defense Logistics Agency (DLA) debarred Teledyne Relays from receiving awards of new government contracts or government-approved subcontracts for a period of one year. Thereafter, on April 16, 1993, the Defense Electronics Supply Center (DESC) suspended Teledyne Relays from shipping all products qualified to military specifications, and rescinded its October 30, 1992, authorization permitting Teledyne Relays to fill any orders for such products accepted by Teledyne Relays as of October 30, 1992. On December 22, 1993, the DLA terminated the debarment, and on January 6, 1994, DESC approved for sale certain product qualified to military specifications and manufactured by Teledyne Relays prior to the debarment. Teledyne Relays is now eligible to seek readmission to the Qualified Products List Program.

     On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against the Company's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. The Company believes that the government's evidence does not support the allegations contained in the indictment, and is vigorously defending itself. At an arraignment on June 14, 1993, the Company entered a plea of not guilty. If the Company were found guilty, it could face fines of up to $1 million for each of the four alleged violations of the Arms Export Control Act, five times the value of the export involved or $1 million, whichever is greater ($1.55 million or $1 million) for each of the two alleged violations of the Export Administration Act, and $500,000 for each of the three alleged violations of the False Statements Act.

     As a result of the indictment, the United States Department of State temporarily suspended Teledyne Wah Chang Albany, effective July 26, 1993, from
                                     13-26

                                                                    EXHIBIT 13

Note 11.  Commitments and Contingencies (Continued) -

receiving licenses for export of products and services on the munitions list. This suspension will not have a material adverse affect on the financial condition of the Company. However, in the event of a conviction, Teledyne Wah Chang Albany and conceivably the Company would be subject to debarment for a period of up to three years from receiving such export licenses, and could be suspended for up to ten years from eligibility for commercial export licenses. In addition, should the U.S. government determine that Teledyne Wah Chang Albany is not a "presently responsible contractor," Teledyne Wah Chang Albany and conceivably the Company could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. Based on an ongoing internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

     The Company is defending a civil action filed on behalf of the U.S. government under the False Claims Act charging that the Company's Teledyne Solid State unit falsified test certifications for solid state relays supplied to the government. The government declined to intervene in the action on August 23, 1993, and the complaint was served on the Company on October 29, 1993. Plaintiffs seek treble the damages allegedly sustained by the United States, and civil penalties of up to $10,000 for any false claim made. Based on an ongoing internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

     The Company is informed that it has been named as a defendant in three civil actions filed pursuant to the False Claims Act in the U.S. District Court for the Central District of California. Two of these cases concern the Company's Teledyne Electronics unit, of which one reportedly alleges damages in a material amount. The third concerns the Company's Teledyne Solid State and Teledyne Relays units. The Company is further informed that it has been named as a defendant in a fourth action filed pursuant to the False Claims Act in the U.S. District Court for the Western District of Missouri concerning the Company's former Teledyne Neosho unit. All of these cases remain under seal. The Company does not possess sufficient information to determine whether the Company will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existance of a material loss contingency arising therefrom.










                                     13-27

                                                                    EXHIBIT 13
Management's Discussion and Analysis of Financial Condition and Results of Operations

Teledyne is a diversified manufacturing corporation serving customers worldwide through 21 operating companies focused in four business segments: Aviation and Electronics; Specialty Metals; Industrial; and Consumer.

REALIGNMENT/RESTRUCTURE

In 1993, Teledyne undertook a major realignment which consolidated its operating companies to 21 from 65 and eliminated 1,200 management and support positions at an estimated cost of $16.4 million. The realignment builds on the 1991-1992 restructure which focused the Company on those businesses in which it has significant leadership roles. The 1991-1992 restructure consisted of the sale, closure or transfer of certain operations. The net effect of realignment/restructure was a charge of $1.4 million in 1993, income of $24.4 million in 1992 and a charge of $107.6 million in 1991.

RESULTS OF OPERATIONS

Sales and operating profit for the Company's four business segments are presented separately in the tables below for continuing results, discontinued results and pension income (in millions):

Aviation and Electronics
- ------------------------
                                            1993         1992         1991
                                         ----------   ----------   ----------
Sales:
  Continuing                             $  1,138.7   $  1,280.7   $  1,306.4
  Discontinued                                 18.3         76.3        105.1
                                         ----------   ----------   ----------
                                         $  1,157.0   $  1,357.0   $  1,411.5
                                         ==========   ==========   ==========
Operating Profit (Loss):
  Continuing                             $     43.5   $     82.2   $     43.7
  Discontinued                                 (7.6)        13.1        (48.5)
  Pension income                               14.0         (1.1)         0.1
                                         ----------   ----------   ----------
                                         $     49.9   $     94.2   $     (4.7)
                                         ==========   ==========   ==========

Sales from continuing operations decreased $142.0 million in 1993 and $25.7 million in 1992, primarily in electronic systems and components, as a result of winding down of certain U.S. and foreign military programs, declining orders due to reduced defense spending and softness in non-military markets.

     Operating profit from continuing operations decreased $38.7 million in 1993 primarily due to the decrease in sales discussed above and higher costs related to government contracting issues. The 1993 year included a charge of $10.0 million for the settlement of certain issues raised by the Company's initial Voluntary Disclosure Report to the government relating to its Teledyne Electronics unit and $6.6 million related to resolution of several other matters. For 1992, operating profit increased $38.5 million despite the decline in sales for the year due primarily to improved performance on fixed-price development and initial production contracts and increased sales of unmanned aerial vehicles and airframe structures. Operating profit and net income for 1992 included a charge of $17.5 million recorded in connection with the resolution of a criminal investigation of the Company's Teledyne Relays unit. Operating profit was adversely affected by approximately $20 million in 1993, $25 million in 1992 and $55 million in 1991 due to losses on fixed-price development and initial production contracts.
                                     13-28

                                                                    EXHIBIT 13

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Specialty Metals
- ----------------
                                            1993         1992         1991
                                         ----------   ----------   ----------
Sales:
  Continuing                             $    626.3   $    628.7   $    692.6
  Discontinued                                  8.0         24.1         27.4
                                         ----------   ----------   ----------
                                         $    634.3   $    652.8   $    720.0
                                         ==========   ==========   ==========
Operating Profit (Loss):
  Continuing                             $     33.9   $     28.0   $     58.7
  Discontinued                                  4.0         (6.9)       (16.2)
  Pension income                                9.7          3.9         (2.5)
                                         ----------   ----------   ----------
                                         $     47.6   $     25.0   $     40.0
                                         ==========   ==========   ==========

Sales from continuing operations declined $2.4 million in 1993 primarily due to reduced sales of nickel based products due to the depressed aerospace market partially offset by improved sales of zirconium for a naval ship propulsion program and increased sales at start-up facilities. For 1992, sales declined $63.9 million primarily as a result of a decline in sales of tungsten carbide products and the general economic slowdown.

     Despite the decline in sales, operating profit from continuing operations improved $5.9 million in 1993 primarily as a result of improved performance at start-up facilities and increased sales of zirconium. Operating profit declined $30.7 million in 1992 due primarily to the decline in sales discussed above and increased start-up costs of new plants.

Industrial
- ----------
                                            1993         1992         1991
                                         ----------   ----------   ----------
Sales:
  Continuing                             $    338.7   $    311.7   $    277.7
  Discontinued                                 48.6        243.1        463.9
                                         ----------   ----------   ----------
                                         $    387.3   $    554.8   $    741.6
                                         ==========   ==========   ==========
Operating Profit (Loss):
  Continuing                             $     15.1   $     11.6   $     17.8
  Discontinued                                  1.6          9.5        (24.8)
  Pension income                               38.8         34.1         27.5
                                         ----------   ----------   ----------
                                         $     55.5   $     55.2   $     20.5
                                         ==========   ==========   ==========

Sales from continuing operations increased $27.0 million in 1993 and $34.0 million in 1992. Sales of tank engines and sales related to military vehicle development increased in 1993. In addition, both nitrogen cylinder systems for the metal stamping industry and materials handling equipment for major retailers and distributors provided strong performance in 1993. For 1992, the increase in sales primarily resulted from increased sales related to military vehicle development.

     Operating profit from continuing operations increased $3.5 million in 1993 primarily as a result of the changes in sales discussed above. For 1992, operating profit decreased $6.2 million due to the effects of the general economic slowdown partially offset by increased sales of lower margin products.



                                     13-29

                                                                    EXHIBIT 13
Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Consumer
- --------
                                            1993         1992         1991
                                         ----------   ----------   ----------
Sales:
  Continuing                             $    313.1   $    303.0   $    307.0
  Discontinued                                    -         20.0         26.7
                                         ----------   ----------   ----------
                                         $    313.1   $    323.0   $    333.7
                                         ==========   ==========   ==========
Operating Profit (Loss):
  Continuing                             $     21.5   $     27.3   $     26.8
  Discontinued                                  2.0          4.0         (8.5)
  Pension Income                                0.5         (0.6)         1.1
                                         ----------   ----------   ----------
                                         $     24.0   $     30.7   $     19.4
                                         ==========   ==========   ==========

Sales from continuing operations increased $10.1 million in 1993 but decreased $4.0 million in 1992. Sales improved in 1993 primarily due to increased sales of pool heaters, residential and commercial heating systems, promotional drinkware and filtration products. For 1992, sales declines were primarily experienced in oral health and metal tube products.

     Operating profit from continuing operations decreased $5.8 million for 1993 primarily due to new product start-up costs and increased promotional expenses. Operating profit for 1992 was comparable with 1991.

Discontinued Results
- --------------------

Discontinued results include the estimated cost of realignment/restructure before pension income and results of operations sold at a gain, as well as those gains.

CORPORATE EXPENSE

Corporate expense increased $7.6 million in 1993 and $8.6 million in 1992. In 1993, increased insurance, legal, international marketing and contract compliance audit expenses partially offset recoveries from insurance carriers for environmental matters. For 1992, increased legal and international marketing expenses were partially offset by a decline in insurance costs.

LITTON GAIN

In 1993, the Company sold its investment in Litton common stock resulting in a $40.4 million gain, included in other income.

PENSION INCOME

Teledyne's non-cash pension income results from the amortization into income of the excess of plan assets over the estimated obligation. The amount recorded reflects the extent to which this non-cash income exceeds the current year's net cost of providing benefits. Pension income before tax increased to $66.2 million in 1993 from $37.9 million for 1992 and $28.2 million for 1991. The increase in 1993 was due primarily to a change in the discount rate used to calculate the pension benefit obligation in accordance with Financial Accounting Standards Board guidelines and to be consistent with the discount rate used for computing the retiree medical obligation. Any reversion of pension plans' assets to the Company would be subject to federal and state income taxes, substantial excise tax and other possible claims.
                                     13-30

                                                                    EXHIBIT 13

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

PROVISION (CREDIT) FOR INCOME TAXES

The Omnibus Budget Reconciliation Act of 1993 increased the corporate federal income tax rate to 35 percent in 1993 from 34 percent in 1992. The tax law change resulted in the recognition of additional income of $4.6 million by the Company due primarily to revaluing the Company's net deferred tax asset.

     The Company's effective income tax rate increased in 1992 primarily as a result of a payment, which was not deductible for tax purposes, made in connection with the resolution of a criminal investigation of the Company's Teledyne Relays unit. During 1992, the Company changed its method of accounting for income taxes, effective January 1, 1992, to comply with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. The effect of this change for 1992 was the restatement of previously reported net income for the quarter ended March 31, 1992 to include a charge of $10.0 million or $0.18 per share for the cumulative effect of the accounting change. Prior year consolidated financial statements were not restated. For 1991, the effective tax rate included a $5.8 million increase in the Company's estimate of prior years' tax liabilities.

     The Company has determined, based on its history of operating earnings, available carrybacks, expectations of future operating earnings and potential tax planning strategies, as well as the extended period of time over which the postretirement benefits obligation will be paid, that it is more likely than not that the deferred tax assets at December 31, 1993 will be realized.

POSTRETIREMENT BENEFITS

Effective January 1, 1993, the Company changed its method of accounting for postretirement health care and life insurance benefits, as required by SFAS No.
106. This statement requires that the expected cost of providing postretirement health care and life insurance benefits be charged to expense during the years that the employees render service. Prior to 1993, the Company expensed the cost of these benefits as they were paid. As a result of adopting SFAS No. 106, the Company recorded a charge of $301.7 million or $185.6 million, net of tax, to recognize the accumulated postretirement benefit obligation at the date of adoption. The new accounting method will have no effect on the Company's cash outlays for postretirement health care and life insurance benefits.

MARKETABLE SECURITIES

In 1993, SFAS No. 115 was issued which will require companies in 1994 to change their accounting for marketable securities. The statement requires certain investments in debt and equity securities be classified as either held-to-maturity, trading or available-for-sale. Securities classified as held-to-maturity are to be reported at amortized cost. Securities classified as trading securities are to be reported at fair value, with unrealized gains and losses included in earnings. Securities classified as available-for-sale are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The adoption of this statement by the Company is not expected to have a material effect on the consolidated financial statements.
                                     13-31

                                                                    EXHIBIT 13

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

FINANCIAL CONDITION

Shareholders' equity decreased $160.6 million in 1993 as a result of the net loss of $116.5 million and cash dividends of $44.3 million. Shareholders' equity decreased in 1992 primarily as a result of cash dividends in excess of net income. The Company has been able to meet all cash requirements during the past five years with cash generated from operations, and except for the potential effects of the matters discussed below, is not aware of any impending cash requirements or capital commitments which could not be met by internally generated funds. The Company has domestic credit lines with various banks totaling $125.0 million at December 31, 1993; no amounts were borrowed under these lines during 1993 or 1992. The Company redeemed at par $100 million in 1993 and $50 million in 1992 of its 10% Subordinated Debentures.

OTHER MATTERS

The Company is subject to ongoing examination of its federal tax returns by the Internal Revenue Service (IRS). The IRS has proposed the disallowance of deductions claimed by the Company of $48.7 million in 1984 and $38.2 million in 1985 for contributions to the Company's pension plans. The IRS may take the same position in its audit of tax years 1986 and 1987, where the claimed deductions for contributions to the pension plans totaled $37.7 million. The Company believes the IRS position on this issue is without merit and will defend the matter vigorously.

     The IRS has also proposed the disallowance of deductions claimed by the Company on behalf of a former wholly-owned insurance subsidiary with respect to insurance loss reserves of $269 million in 1984 and $115 million in 1985. The Company believes the proposed disallowances are unjustified and will contest the matter vigorously. Moreover, any such reserve adjustments would be timing adjustments which would result in the realization of offsetting tax benefits subsequent to the tax years at issue. Accordingly, pursuant to the tax agreement between the Company and its former subsidiary, the Company would bear only the interim interest cost and any costs resulting from a difference in tax rates with respect to the adjustments sustained, if any.

     Company subsidiaries perform work on a substantial number of defense contracts with the U.S. government. Many of these contracts include price redetermination clauses, and most are terminable at the convenience of the government. Certain of these contracts are fixed-price or fixed-price incentive development contracts. There is substantial risk on such contracts that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the annual nature of the government appropriations and allocations process. A material reduction in U.S. government appropriations for defense programs may have an adverse effect on the Company's business, depending upon the specific defense programs affected by any such reduction.



                                     13-32

                                                                    EXHIBIT 13

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

     The Company has been and is subject from time to time to various audits, reviews and investigations relating to the Company's compliance with federal and state laws, including those discussed in Note 11 to the accompanying consolidated financial statements. Should any unit involved be charged with wrongdoing, or should the U.S. government determine that the unit is not a "presently responsible contractor," that unit, and conceivably the Company, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. A suspension or debarment of the Company would have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, except as otherwise discussed in Note 11 to the accompanying consolidated financial statements, the Company does not possess sufficient information to determine whether it will sustain a loss as a result of any of the investigations discussed in Note 11, or to reasonably estimate the amount of any such loss, and has not been able to identify the existence of a material loss contingency arising therefrom.

     The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act, in which the government intervened in November of 1990. The case concerns the cost estimating practices of the Company's Teledyne Systems unit, which the government preliminarily estimated resulted in damages to the United States of approximately $90 million. On June 24, 1993, the Company's motion for partial summary judgment was granted in part and denied in part, reducing the estimate to approximately $70 million. Subsequently, on January 10, 1994, the government filed its Memorandum of Contentions of Fact and Law, contending that damages to the United States total $40.9 million. The government seeks treble the damages allegedly sustained by the United States, together with civil penalties of up to $10,000 for any false claim made. Trial of this matter is presently scheduled to commence March 8, 1994. The allegations of this suit were initially the subject of a federal grand jury investigation, which to the Company's knowledge has been inactive for almost two years. Based on an internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

     The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act concerning the procurement and quality control systems of the Company's Teledyne Controls unit. The U.S. government intervened in this matter on June 18, 1991, but withdrew following the Company's February 18, 1993 agreement to pay $2.15 million in partial settlement of the matter without admission of wrongdoing. The allegations of this suit gave rise to an investigation of Teledyne Controls by a federal grand jury, the Defense Criminal Investigative Service and other federal agencies.
The settlement resolves all outstanding investigations regarding the claims encompassed by the agreement. The plaintiff was granted leave to pursue the remaining allegations in the case alone, and on April 23, 1993, filed a second amended complaint. Plaintiff alleges that the actual damages to the United States cannot be ascertained, but estimates that the total damages to the United States exceed $120 million. Plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of up to $10,000
                                     13-33

                                                                    EXHIBIT 13

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

for any false claim made. Based on an internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising from this matter.

     The Company is defending a civil action filed on behalf of the U.S. government under the False Claims Act charging that the Company's Teledyne Relays unit falsified test certifications for relays supplied to the government. The government intervened in the action on April 22, 1992, and the complaint and first amended complaint were served on the Company on August 19, 1992. In addition to the claims alleged under the False Claims Act, the first amended complaint alleges various statutory and common law causes of action, including claims for trademark infringement, unfair competition, breach of contract and fraud. The government seeks treble the damages allegedly sustained by the United States (the government has preliminarily estimated such damages at $76.2 million), profits of not less than $41.6 million allegedly derived by Teledyne Relays from the sales at issue, and civil penalties of up to $10,000 for any false claim made. In November of 1992, the Company pled guilty to making false statements and paid a $17.5 million fine to resolve a related criminal investigation. It is likely that resolution of this suit will result in the recognition of a loss contingency which is not currently estimable.

     On April 13, 1993, the Defense Logistics Agency (DLA) debarred Teledyne Relays from receiving awards of new government contracts or government-approved subcontracts for a period of one year. Thereafter, on April 16, 1993, the Defense Electronics Supply Center (DESC) suspended Teledyne Relays from shipping all products qualified to military specifications, and rescinded its October 30, 1992, authorization permitting Teledyne Relays to fill any orders for such products accepted by Teledyne Relays as of October 30, 1992. On December 22, 1993, the DLA terminated the debarment, and on January 6, 1994, DESC approved for sale certain product qualified to military specifications and manufactured by Teledyne Relays prior to the debarment. Teledyne Relays is now eligible to seek readmission to the Qualified Products List Program.

     On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against the Company's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. The Company believes that the government's evidence does not support the allegations contained in the indictment, and is vigorously defending itself. At an arraignment on June 14, 1993, the Company entered a plea of not guilty. If the Company were found guilty, it could face fines of up to $1 million for each of the four alleged violations of the Arms Export Control Act, five times the value of the export involved or $1 million, whichever is greater ($1.55 million or $1 million) for each of the two alleged violations of the Export Administration Act, and $500,000 for each of the three alleged violations of the False Statements Act.



                                     13-34

                                                                    EXHIBIT 13

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

     As a result of the indictment, the United States Department of State temporarily suspended Teledyne Wah Chang Albany, effective July 26, 1993, from receiving licenses for export of products and services on the munitions list. This suspension will not have a material adverse affect on the financial condition of the Company. However, in the event of a conviction, Teledyne Wah Chang Albany and conceivably the Company would be subject to debarment for a period of up to three years from receiving such export licenses, and could be suspended for up to ten years from eligibility for commercial export licenses. In addition, should the U.S. government determine that Teledyne Wah Chang Albany is not a "presently responsible contractor," Teledyne Wah Chang Albany and conceivably the Company could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. Based on an ongoing internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

     The Company is defending a civil action filed on behalf of the U.S. government under the False Claims Act charging that the Company's Teledyne Solid State unit falsified test certifications for solid state relays supplied to the government. The government declined to intervene in the action on August 23, 1993, and the complaint was served on the Company on October 29, 1993. Plaintiffs seek treble the damages allegedly sustained by the United States, and civil penalties of up to $10,000 for any false claim made. Based on an ongoing internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

     The Company is informed that it has been named as a defendant in three civil actions filed pursuant to the False Claims Act in the U.S. District
Court for the Central District of California. Two of these cases concern the Company's Teledyne Electronics unit, of which one reportedly alleges damages in a material amount. The third concerns the Company's Teledyne Solid State and Teledyne Relays units. The Company is further informed that it has been named as a defendant in a fourth action filed pursuant to the False Claims Act in the U.S. District Court for the Western District of Missouri concerning the Company's former Teledyne Neosho unit. All of these cases remain under seal. The Company does not possess sufficient information to determine whether the Company will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.







                                     13-35

                                                                    EXHIBIT 13

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

     The Company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative proceedings at a number of sites under these laws. Many of these proceedings are at a preliminary stage, and it is difficult to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions required by governmental authorities, and the amount of the Company's liability, if any, in proportion to that of any other responsible parties. As further discussed in Note 1 to the accompanying consolidated financial statements, when it is possible to reasonably estimate the Company's liability with respect to these matters, provisions are made as appropriate. Based on facts presently known to it, the Company does not believe that the outcome of any one of these administrative proceedings will have a material adverse effect on its financial condition.








































                                       13-36

                                                                  EXHIBIT 13

                   SELECTED QUARTERLY FINANCIAL DATA
                   ---------------------------------

               (In millions except per share and share amounts)

Quarterly financial data for 1993 and 1992 were as follows:

                                             Quarter Ended
                          ----------------------------------------------------
                           March 31     June 30     September 30   December 31
                          ----------   ----------   ------------   -----------
1993 -

Sales                     $    636.5   $    624.4   $    597.9     $    632.9
                          ==========   ==========   ==========     ==========

Gross profit              $    144.6   $    146.2   $    138.4     $    144.6
                          ==========   ==========   ==========     ==========

Income, after tax, before
  extraordinary loss and
  cumulative effect
  of accounting change    $     33.8   $      8.1   $     15.2     $     15.7

Extraordinary loss on
  redemption of debt            (3.7)           -            -              -

Cumulative effect of
  accounting change           (185.6)           -            -              -
                          ----------   ----------   ----------     ----------

Net income (loss)         $   (155.5)  $      8.1   $     15.2     $     15.7
                          ==========   ==========   ==========     ==========

Income (loss) per share:

  Income, after tax, before
    extraordinary loss and
    cumulative effect of
    accounting change     $     0.61   $     0.15   $     0.27     $     0.28

  Extraordinary loss on
    redemption of debt         (0.07)           -            -              -

  Cumulative effect of
    accounting change          (3.35)           -            -              -

                          ----------   ----------   ----------     ----------
 Net income (loss)
    per share             $    (2.81)  $     0.15   $     0.27     $     0.28
                          ==========   ==========   ==========     ==========
 Average shares
  outstanding             55,412,889   55,413,845   55,418,265     55,437,619
                          ==========   ==========   ==========     ==========









                                     13-37

                                                                    EXHIBIT 13

                 ---------------------------------




                                             Quarter Ended
                          ---------------------------------------------------
                           March 31      June 30   September 30  December 31
                          ----------   ----------  ------------  ------------
1992 -

Sales                     $    718.5   $    744.8   $    708.6     $    715.7
                          ==========   ==========   ==========     ==========

Gross profit              $    153.9   $    165.0   $    164.2     $    161.3
                          ==========   ==========   ==========     ==========

Income, after tax, before
  extraordinary loss and
  cumulative effect
  of accounting change    $     11.8   $      7.4   $     16.3     $     10.4

Extraordinary loss on
  redemption of debt            (2.7)           -            -              -

Cumulative effect of
  accounting change            (10.0)           -            -              -
                          ----------   ----------   ----------     ----------
Net income (loss)         $     (0.9)  $      7.4   $     16.3     $     10.4
                          ==========   ==========   ==========     ==========

Income (loss) per share:

  Income, after tax, before
    extraordinary loss and
    cumulative effect of
    accounting change     $     0.21   $     0.14   $     0.29     $     0.19

  Extraordinary loss on
    redemption of debt         (0.05)           -            -              -

  Cumulative effect of
    accounting change          (0.18)           -            -              -
                          ----------   ----------   ----------     ----------

  Net income (loss)
    per share             $    (0.02)  $     0.14   $     0.29     $     0.19
                          ==========   ==========   ==========     ==========

Average shares
  outstanding             55,412,845   55,412,845   55,412,845     55,412,845
                          ==========   ==========   ==========     ==========









                                     13-38

                                                                    EXHIBIT 13

                 ---------------------------------

The Company paid cash dividends of $0.20 per share for each quarter in 1993 and 1992.

     Operating profit before tax for 1993 included a realignment/restructure charge of $8.2 million in the second quarter and income of $6.8 million in the fourth quarter. For 1992, operating profit before tax included income related to gains on sales of operations and adjustments to the estimated cost of restructure as follows: first quarter $2.9 million, second quarter $5.6 million, third quarter $7.5 million and fourth quarter $8.4 million.

     Non-cash pension income before tax increased to $16.7 million in the 1993 first quarter from $8.7 million in 1992, $16.1 million in the 1993 second quarter from $8.4 million in 1992, $16.7 million in the 1993 third quarter from $9.3 million in 1992, and $16.7 million in the 1993 fourth quarter from $11.5 million in 1992 due primarily to a change in the discount rate used to calculate the pension benefit obligation.

     Operating profit before tax included provisions for losses on fixed-priced development and initial production contracts of approximately $20 million in 1993, of which $15 million was recorded in the fourth quarter, and approximately $25 million in 1992, of which $20 million was recorded in the fourth quarter.

     Operating profit before tax for the second quarter of 1993 was reduced by a charge of $10.0 million for the settlement of certain issues raised by the Company's initial Voluntary Disclosure Report to the government relating to its Teledyne Electronics unit. Operating profit before tax for the fourth quarter of 1993 included a charge of $5.1 million related to resolution of several other matters. For 1992, operating profit before tax and net income included a charge of $12.0 million in the second quarter and $5.5 million in the third quarter recorded in connection with the resolution of a criminal investigation of the Company's Teledyne Relays unit.

     Net loss for the first quarter of 1993 includes a gain on sale of Litton common stock of $24.2 million or $0.44 per share.

     The Omnibus Budget Reconciliation Act of 1993, enacted in the third quarter retroactive to January 1, 1993, increased the corporate federal income tax rate to 35 percent from 34 percent. The tax law change resulted in the recognition in the third quarter of $3.9 million of additional income by the Company due primarily to revaluing the Company's net deferred tax asset.

     During the first quarter of 1993, the Company redeemed at par $100 million of its 10% Subordinated Debentures resulting in an extraordinary loss of $3.7 million. In the 1992 first quarter, the Company redeemed at par $50 million ($46.7 net of treasury) of its 10% Subordinated Debentures resulting in an extraordinary loss of $2.7 million.

     During the first quarter of 1993, the Company changed its method of accounting for post-retirement health care and life insurance benefits to comply with the provisions of SFAS No. 106. The cumulative effect of the accounting change resulted in a charge to net income of $185.6 million, or $3.35 per share. Effective January 1, 1992, the Company changed its method of accounting for income taxes to comply with SFAS No. 109. The cumulative effect of the accounting change was to restate the previously reported net income for the quarter ended March 31, 1992 to include a charge of $10.0 million, or $0.18 per share.
                                     13-39

                                                                    EXHIBIT 13

                             SELECTED FINANCIAL DATA
                             -----------------------

                   For the Five Years Ended December 31, 1993
                   ------------------------------------------

                     (In millions except per share amounts)

                             1993       1992        1991       1990       1989
                           --------   ---------   --------   --------   --------
Sales:
  Continuing               $2,416.8   $ 2,524.1   $2,583.7   $2,665.8   $2,681.7
  Discontinued                 74.9       363.5      623.1      780.0      849.5
                           --------   ---------   --------   --------   --------
                           $2,491.7   $ 2,887.6   $3,206.8   $3,445.8   $3,531.2
                           ========   =========   ========   ========   ========

Income (loss), after tax,
  before extraordinary loss,
  cumulative effect of
  accounting changes and
  discontinued insurance
  operations               $   72.8   $    45.9   $  (25.4)  $   69.2   $  150.3

Extraordinary loss on
  redemption of debt           (3.7)       (2.7)         -          -          -

Cumulative effect of
  accounting changes         (185.6)      (10.0)         -          -          -

Income of discontinued
  insurance operations            -           -          -       25.6      108.6
                           --------   ---------   --------   --------   --------

Net income (loss)          $ (116.5)  $    33.2   $  (25.4)  $   94.8   $  258.9
                           ========   =========   ========   ========   ========

Income (loss) per share:
  Income (loss), after tax,
    before extraordinary
    loss, cumulative effect
    of accounting changes
    and discontinued
    insurance operations   $   1.32   $    0.83   $  (0.46)  $   1.25   $   2.71

  Extraordinary loss on
    redemption of debt        (0.07)      (0.05)         -          -          -

  Cumulative effect of
    accounting changes        (3.35)      (0.18)         -          -          -

  Discontinued insurance
    operations                    -           -          -       0.46       1.95
                           --------   ---------   --------   --------   --------

  Net income (loss)
    per share              $  (2.10)  $    0.60   $  (0.46)  $   1.71   $   4.66
                           ========   =========   ========   ========   ========

Working capital            $  355.2   $   488.2   $  505.0   $  601.8   $  629.5
                           ========   =========   ========   ========   ========

Long-term debt             $  356.6   $   449.7   $  497.1   $  510.6   $  571.3
                           ========   =========   ========   ========   ========

Assets                     $1,477.8   $ 1,535.9   $1,719.4   $1,676.3   $3,468.2
                           ========   =========   ========   ========   ========

Net assets of discontinued
  insurance operations     $      -   $       -   $      -   $      -   $1,880.8
                           ========   =========   ========   ========   ========

Shareholders' equity       $  280.5   $   441.1   $  453.9   $  523.5   $2,326.9
                           ========   =========   ========   ========   ========

                                     13-40

                                                                   EXHIBIT 13

                      -----------------------

In 1993, Teledyne undertook a major realignment which consolidated its operating companies to 21 from 65. The restructure plan announced by the Company in the third quarter of 1991 included the sale, closure or transfer of certain operations. Income before tax included a charge of $1.4 million in 1993, income of $24.4 million in 1992 and a charge of $107.6 million in 1991 for the effect of realignment/restructure.

     Net income (loss) included non-cash pension income after tax of $40.1 million in 1993, $23.3 million in 1992, $17.3 million in 1991, $14.3 million in 1990 and $14.1 million in 1989.

     Net loss for 1993 included a charge of $185.6 million or $3.35 per share for the cumulative effect of a change in accounting for postretirement health care and life insurance benefits and a gain on sale of Litton common stock of $24.2 million or $0.44 per share.

     During 1993, the Company redeemed at par $100 million of its 10% Subordinated Debentures resulting in an extraordinary loss of $3.7 million. In 1992, the Company redeemed at par $50 million ($46.7 million net of treasury) of its 10% Subordinated Debentures resulting in an extraordinary loss of $2.7 million.

     Effective January 1, 1992, the Company changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109. The cumulative effect of the accounting change was a charge of $10.0 million or $0.18 per share.

     In 1990, Teledyne distributed to its shareholders all of the outstanding common stock of Unitrin, Inc., the parent company of Teledyne's former insurance and finance subsidiaries.

     The Company has paid cash dividends of $0.80 per share for all years presented.





















                                     13-41

                                                                    EXHIBIT 13

                              Common Stock Price

                                     1993
- --------------------------------------------------------------------------------
Quarters                       1st           2nd           3rd           4th
- --------------------------------------------------------------------------------
High                         $23 1/8       $22 3/4       $27 3/4       $27 3/8

Low                          $18 1/8       $18 1/2       $20 1/2       $24 3/8
- --------------------------------------------------------------------------------

                                     1992


- --------------------------------------------------------------------------------
Quarters                       1st           2nd           3rd           4th
- --------------------------------------------------------------------------------

High                         $28 3/4       $28 3/8       $20 1/2       $20 1/2

Low                          $19 3/8       $18 1/2       $17 3/8       $17
- --------------------------------------------------------------------------------


Teledyne, Inc. common stock is listed on the New York and Pacific Stock
Exchanges. As of December 31, 1993, there were approximately 14,000 record holders of common stock.
- --------------------------------------------------------------------------------
























                                     13-42

                                                                    EXHIBIT 13

OUTLINE OF PRODUCTS AND ACTIVITIES

Aviation and Electronics: Products in the closely related fields of aviation and electronics range from the microscopic world of semiconductor devices to full-scale air frames and complete aircraft.

     Teledyne's hybrid microcircuits are widely used in military, space, industrial and medical applications. These compact and complex electronic building blocks combine multiple transistors and integrated circuits in multi-chip modules where small packaging sizes, reliability and light weight are of paramount importance. Thousands of these microcircuits, the size of postage stamps, have been produced, and are providing the precise control required for heart pacemakers and interplanetary missions, as well as many other uses.

     On a still larger scale are Teledyne's high power traveling wave tubes, used to simultaneously transmit thousands of telephone conversations--or a dozen television channels--around the world via satellite networks.

     Similar types of traveling wave tubes are used in the latest airborne and groundbased electronic counter measure equipment.

     In the microwave industry, Teledyne is a leading supplier of ferrite components and switching devices, as well as filters, oscillators and integrated subsystems. Monolithic microwave integrated circuits are provided for both commercial and military applications. A wireless local area network is being produced for commercial applications.

     Other components include operational amplifiers, digital-analog converters, miniature relays, hybrid switching devices, radar augmenters, lower power microwave tubes, flexible printed-circuit interconnections, high reliability wire and cable, switches, terminals and a line of aircraft, military tank and truck batteries.

     At the systems level, Teledyne produces equipment for telemetering data from remote sources, for electronic counter measures, and for information processing, as well as the aircraft integrated data systems used by dozens of major airlines to record in-flight performance and maintenance data on their jumbo jets.

     Teledyne also performs systems engineering and integration for ballistic missile defense, space defense, shuttle payloads, computer software, and designs and produces military airborne training and evaluation systems. Cargo tracking software has been developed for use by freight forwarders.

     Computing and inertial systems are also produced for the control and guidance of aircraft and space vehicles. Teledyne on-board computers have successfully controlled the launching of dozens of spacecraft, including both Viking missions to Mars.

     Teledyne is heavily involved in electronic navigation systems. Doppler radar systems produced by Teledyne were used on 24 successful space landings and guided each Apollo lander to the surface of the moon. Doppler, aided by inertial and/or Global Positioning Satellite (GPS) receivers is used in military aircraft for antisubmarine warfare and search-and-rescue missions.


                                    13-43

                                                                    EXHIBIT 13

     Teledyne avionic instruments and electronic systems contribute substantially to flight safety on both military and general aviation aircraft.

     The use of the latest microcircuit technology and modern cryptographic algorithms permit Teledyne to supply very advanced identification equipment
(IFF) used on military and commercial aircraft for peacetime air traffic control and for safe operation in a wartime environment. Commercial products providing data security are being developed.

     Among Teledyne's many non-electronic products for aviation are controlled explosive devices that precisely time, sequence and actuate aircraft escape systems, and similar pyrotechnic devices used to separate the stages of space vehicles and to eject or deploy instrument packages. This technology is being used in automobile airbag deployment systems. Teledyne also produces parachute delivery systems for accurate airdrop of military cargo or emergency supplies.

     Continental's piston engines have been powering airplanes for sixty years, and today about half of the general aviation piston engines produced in the United States are built by Teledyne and used worldwide. Teledyne turbine engines also power remotely piloted aircraft, military trainers and, in small, expendable versions, provide power for the Harpoon and other cruise missiles.

     The Company's expertise in airframe manufacture goes back to Charles Lindbergh's Spirit of St. Louis which was built by Ryan Airlines, Inc., forerunner of today's Teledyne Ryan Aeronautical. More than twenty-five types of remotely piloted aircraft--usually called Unmanned Air Vehicles (UAVs)--have been built by Teledyne, in both supersonic and sub-sonic versions. These recoverable and reusable vehicles are used for sophisticated military missions, such as reconnaissance, with the pilots safely flying them from remote control centers. Through the production of sophisticated UAVs, Teledyne has also developed broad expertise in the use of advanced materials such as graphite composites, and has facilities for the numerically-controlled machining of airfoils from honeycomb materials.

     Teledyne also builds the airframe for the Army's Apache attack helicopter and has produced thousands of feet of tapered, roll-formed stringers used in wide-body aircraft. Teledyne's participation in all these diverse areas of aviation, space and electronics has given the Company highly developed expertise in some of the most advanced technologies of our time.














                                     13-44

                                                                    EXHIBIT 13

Specialty Metals: The products of this business segment are representative of the practical application of metallurgical science and technology as it is known and practiced throughout the world. Their unique characteristics are derived from the nature of the metals produced, the particular properties of the alloys melted, and the various processes, methods, forms, shapes and end products manufactured.

     In specialty metals, Teledyne is the most diversified producer of reactive and refractory metals in the United States. Teledyne produces all of the larger volume, commercially important metals and their alloys. Reactive metals production includes titanium, zirconium and hafnium; refractory metals consist of tungsten, molybdenum, niobium, tantalum and vanadium.

     Teledyne is the leading U.S. producer of zirconium, a highly corrosion-resistant metal that is transparent to neutrons. It is used for fuel tubes and structural parts in nuclear power reactors and for corrosion-resistant chemical industry applications. Hafnium, derived as a by-product of zirconium, is used for control rods in nuclear reactors due to its ability to absorb neutrons.

     Teledyne is a producer of tungsten, starting from a large number of different tungsten bearing raw materials resulting in tungsten and tungsten carbide powders and mill products. Previously used cemented carbide parts are also recycled into tungsten carbide powder. Wrought or ductile tungsten products are used in diverse applications including light bulb filaments, inert gas welding electrodes, electrical contacts and aircraft counterweights.

     Molybdenum, a sister metal to tungsten that also has a very high melting point, is produced by Teledyne in powder form and then shaped into solid forms through powder metallurgy techniques. It is an important alloying element for steels and is used for plasma arc spraying of piston rings, for electrodes in glass melting and for structural parts in high temperature furnaces.

     Niobium, also known as columbium, is a high technology metal produced by Teledyne in various forms and alloys. It is used as an alloying element in the manufacture of many steels. The higher quality grades produced by Teledyne are used in superalloys for jet engines and special alloys for aerospace applications such as rocket nozzles. When alloyed with titanium, niobium is used in applications requiring superconducting characteristics for high-strength magnets. This area includes medical devices for bodyscanning, accelerators for high-energy physics and fusion energy projects for future generation of electricity.

     Tantalum, one of the most corrosion resistant metals, is produced by Teledyne for medical implants, chemical process equipment, and aerospace engine components.

     Specialty metals also include the special alloys that are central to the production of virtually every modern metal product available today.






                                     13-45

                                                                    EXHIBIT 13

     Teledyne high-speed steels provide the high temperature hardness required for lathe bits, drills, milling cutters, taps and dies and other cutting tools. Related alloy steels, including a cobalt-free maraging grade, are produced for bearings, gears, special aerospace hardware and high-strength applications.

     For the metalworking, mining and other industries requiring tools with extra hardness, Teledyne produces a line of sintered tungsten carbide products, made from tungsten carbide and various other metals under heat, to produce a material that approaches diamond in hardness. These cemented carbide products are used as super-hard cutters in the high-speed machining and cutting of steel and other applications where hardness and wear resistance are important. Technical developments related to ceramics, coatings and other disciplines are incorporated in these products.

     With a state-of-the-art computer-controlled bar and rod rolling mill, Teledyne is able to produce a wide range of premium grade, nickel-base, cobalt-base and titanium alloys that are used worldwide to meet the high performance requirements of the aircraft, aerospace, gas turbine, nuclear energy and chemical process industries. These products, in various forms, are engineered to retain exceptional strength and corrosion resistance at temperatures through 2,000 degrees F and are used in critical, high-stress applications. Notably, this manufacturing facility installed one of the largest high precision rotary forging presses in the U.S. for more efficient working of these products.

     Teledyne also processes metals by a variety of methods, including casting, forging, rolling, drawing and extruding, into finished forms used in a diverse number of industries. With the latest screw-type forging presses, the company is a major U.S. producer of carbon and alloy steel forgings in sizes ranging from one pound to more than 200 pounds. The company has the ability to forge the more difficult alloys which are used in aerospace and other critical applications.

     For example, Teledyne is a specialist in the cold rolling of thin and ultra-thin metal strip in over 60 different metals and alloys for applications ranging from watch springs to aerospace honeycomb materials and camera products.

     Teledyne also casts a variety of metals into forms ranging from diesel locomotive engine blocks to light-weight aluminum and magnesium aircraft parts. Housings and parts are made for business machines, tools and automobiles. Cold-drawn stainless and custom fabricated tubing is also produced.

     Other Teledyne companies are involved in roll-forming metals, forging heavy parts for construction and earth moving machinery and precision investment casting of difficult to produce parts.










                                     13-46

                                                                    EXHIBIT 13

Industrial Products: Engines of many sorts--air and liquid cooled, gasoline and diesel fueled--are products in this category. Teledyne engines include heavy-duty turbo-charged diesel engines approaching 1,750 horsepower for use in military tanks, and engines for aircraft ground support.

     Another category of industrial products includes machine tools, dies and consumable tooling of all types. These include a great variety of machines designed for the high speed production of precision machine threads by cutting, grinding and roll-forming methods, and a variety of similar equipment for the production of precision roll-formed gears.

     Teledyne also produces automated bakery production equipment and mixing and processing equipment for a variety of chemical, food and pharmaceutical products.

     Included in the industrial product category are nitrogen pressure systems which are resistant force components used in the metal forming industry and a series of valve products. Hydraulic and pneumatic valves and pumps serve the transportation and aerospace industries, and pressure relief valves are used in process industries such as the petrochemical and pharmaceutical industries. Teledyne pressure relief valves are being used in some international offshore oil exploration projects such as the Hibernia Project off the coast of Newfoundland.

     Material handling is another industrial category with a number of Teledyne products. Teledyne has developed a series of specialty forklifts that ride as outriggers on delivery trucks. This saves valuable cargo space and the product's stability makes it an asset at rough construction sites. A version of this same product line also has applications in agriculture. Another series of products within the material handling category provide protective structures such as cabs, ROPS and FOPS for off highway equipment. We also build components for and install structures for service vehicle outfitting.
























                                     13-47

                                                                    EXHIBIT 13

Consumer: The Teledyne name is widely represented through its consumer products.

     Teledyne's best known consumer products are sold under the brand name of Teledyne Water Pik. The Water Pik oral hygiene appliance line includes a family of dental hygiene devices for use in the home, including oral irrigators, electric toothbrushes and an oral hygiene center combining both products.

     Teledyne Water Pik also manufactures and markets a complete line of showerheads, including the Shower Massage line of invigorating, pulsating showerheads and the Super Saver line of water saving, multi-mode spray showerheads.

     The Instapure line includes both faucet mounted and under-the-counter water filters for improving the quality of water used in the home, as well as a line of air filtration appliances for the home and office that utilize a patented, low-temperature catalyst material to remove carbon monoxide and other noxious gases from the air. Teledyne is also developing large-scale water purification systems for operation in remote, unregulated areas.

     In an entirely different consumer area are Teledyne Laars swimming pool and spa heaters. The company also produces a full line of water heating equipment that provides hot water for commercial, residential and industrial space heating.

     Teledyne also makes supplies and equipment for dentists and dental laboratories. Among these are dental cements, impression compounds, filling materials, air and electric drills, and articulators.

     Teledyne produces collapsible metal tubes, injection molded closures and laminate tubes.

     Products often sold directly to consumers are plastic cups and containers.






















                                     13-48

                                                                   EXHIBIT 21

                              TELEDYNE, INC. AND SUBSIDIARIES
                              -------------------------------

                                SUBSIDIARIES OF REGISTRANT
                                --------------------------

                                     December 31, 1993
                                     -----------------

      The following table shows the name and place of incorporation of each subsidiary, except those subsidiaries which, when considered in the aggregate, would not constitute a significant subsidiary. Unless otherwise indicated, each subsidiary is wholly-owned as to voting securities. Also shown are the names under which each subsidiary does business.


      Name and Place of Incorporation         Names Under Which Subsidiaries
                                                       Do Business
- -----------------------------------------    ----------------------------------

Teledyne Industries, Inc. (California)          Teledyne Air Centers
   subsidiary of Teledyne, Inc.                 Teledyne Advanced Materials
                                                   Teledyne Firth Sterling
                                                   Teledyne Powder Alloys
                                                   Teledyne Wah Chang Huntsville
                                                Teledyne Aircraft Products
                                                   Teledyne Battery Products
                                                   Teledyne Cast Products
                                                   Teledyne Picco
                                                   Teledyne Thermatics
                                                Teledyne Allvac/Vasco
                                                Teledyne Brown Engineering
                                                   Teledyne Analytical
                                                      Instruments
                                                   Teledyne Geotech
                                                   Teledyne Hastings-Raydist
                                                Teledyne Casting Service
                                                Teledyne Continental Motors
                                                Teledyne Continental Motors -
                                                   General Products
                                                Teledyne Controls
                                                Teledyne Coordinators
                                                Teledyne Economic Development
                                                Teledyne Electronic Systems
                                                   Teledyne Electronics
                                                   Teledyne Ryan Electronics
                                                Teledyne Electronic Technologies
                                                   Teledyne Electro-Mechanisms
                                                   Teledyne Kinetics
                                                   Teledyne MEC
                                                   Teledyne Microelectronics
                                                   Teledyne Microwave
                                                   Teledyne Relays
                                                   Teledyne Solid State
                                                Teledyne Fluid Systems
                                                   Teledyne Farris Engineering
                                                   Teledyne Hyson
                                                   Teledyne Republic/Sprague

                                           21-1

	                                                              EXHIBIT 21

                              TELEDYNE, INC. AND SUBSIDIARIES
                              -------------------------------

                                SUBSIDIARIES OF REGISTRANT
                                --------------------------

                                     December 31, 1993
                                     -----------------


      Name and Place of Incorporation           Names Under Which Subsidiaries
	                                                    Do Business
- ---------------------------------------         --------------------------------

Teledyne Industries, Inc. - Continued           Teledyne International Offices
                                                Teledyne Laars
                                                   Teledyne Still-Man
                                                Teledyne Minerals
                                                Teledyne Packaging
                                                Teledyne Pittsburgh Tool Steel
                                                Teledyne Portland Forge
                                                Teledyne Power Systems
                                                Teledyne Rodney Metals
                                                   Teledyne Metal Forming
                                                   Teledyne Summerill Tube
                                                Teledyne Ryan Aeronautical
                                                   Teledyne CAE
                                                   Teledyne McCormick Selph
                                                Teledyne Specialty Equipment
                                                   Teledyne Efficient Industries
                                                   Teledyne Howell Penncraft
                                                   Teledyne Landis Machine
                                                   Teledyne Penn-Union
                                                   Teledyne Readco
                                                Teledyne Wah Chang Albany
                                                   Teledyne SC
                                                Teledyne Water Pik
                                                   Teledyne Getz
                                                   Teledyne Hanau
                                                   Teledyne Mecca

















                                           21-2

                                                                   EXHIBIT 21

                              TELEDYNE, INC. AND SUBSIDIARIES
                              -------------------------------

                                SUBSIDIARIES OF REGISTRANT
                                --------------------------

                                     December 31, 1993
                                     -----------------


      Name and Place of Incorporation           Names Under Which Subsidiaries
                                                          Do Business
- ---------------------------------------         --------------------------------

Teledyne Canada, Limited (Ontario)              Teledyne Canada Firth Sterling
   subsidiary of Teledyne, Industries Canada    Teledyne Canada Harfac
   Limited (Ontario)                            Teledyne Canada Metal Products
                                                Teledyne Canada Mining Products


Teledyne Industries Canada Limited (Ontario)    Farris Industries Canada
   subsidiary of Teledyne, Inc.                 Teledyne Industries Canada Ltd.
                                                Teledyne Still-Man Canada
                                                Teledyne Water Pik Canada

Teledyne Isotopes, Inc. (California)            Teledyne Energy Systems
   subsidiary of Teledyne, Inc.                 Teledyne Isotopes

Teledyne Princeton Inc.                         Teledyne Princeton
   subsidiary of Teledyne Canada, Limited

Teledyne Systems Company, Inc.                  Teledyne Systems Company
   subsidiary of Teledyne
   Industries, Inc.

Teledyne Transport Limited                      Teledyne Canada Transport Group
   subsidiary of Teledyne
   Canada, Limited




















                                           21-3

                                                                   EXHIBIT 23



                         CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         -----------------------------------------

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements File No.'s 2-52617, 33-41372 and 33-47219.




                                                         ARTHUR ANDERSEN & CO.

Los Angeles, California
January 26, 1994







                                           23-1