Form 10-Q
period 1994-03-31
TELEDYNE INC
filed 1994-04-22
CIK 96935

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1994

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _______ to ______

                           Commission File Number 1-5212



                                  TELEDYNE, INC.
______________________________________________________________________________
              (Exact Name of Registrant as Specified in its Charter)



              Delaware                                   95-2282626
________________________________________    __________________________________
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                 Identification Number)



         1901 Avenue of the Stars
         Los Angeles, California                          90067-6046
________________________________________   ___________________________________
(Address of Principal Executive Offices)                  (Zip Code)



                                  (310) 277-3311
               ____________________________________________________
               (Registrant's Telephone Number, Including Area Code)



         Indicate by check mark whether Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


Yes     X          No __________
   -----------



         At April 21, 1994, Registrant had outstanding 55,442,048 shares of its Common Stock.

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------


                          TELEDYNE, INC. AND SUBSIDIARIES
                          -------------------------------

                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------

                 (In millions except share and per share amounts)

                                                        March 31,   December 31,
                                                          1994          1993
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS
- ------

Current Assets:
Cash and marketable securities                            $  121.2     $  155.0
Receivables                                                  400.3        332.4
Inventories                                                  193.6        172.6
Deferred income taxes                                        122.2        123.0
Prepaid expenses                                              18.4         20.5
                                                          --------     --------
 Total current assets                                        855.7        803.5
Property and Equipment                                       311.4        318.8
Prepaid Pension Cost                                         298.1        280.3
Deferred Income Taxes                                         27.5         24.0
Other Assets                                                  50.7         51.2
                                                          --------     --------
                                                          $1,543.4     $1,477.8
                                                          ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
Accounts payable                                          $   97.9     $  106.9
Accrued liabilities                                          445.6        341.4
                                                          --------     --------
 Total current liabilities                                   543.5        448.3
Long-Term Debt                                               357.3        356.6
Accrued Postretirement Benefits                              277.7        277.5
Other Long-Term Liabilities                                  138.6        114.9
                                                          --------     --------
                                                           1,317.1      1,197.3
                                                          --------     --------
Shareholders' Equity:
Common stock, $1.00 par value, 100,000,000 shares
 authorized, 55,442,048 shares at March 31, 1994
 and 55,439,048 shares at December 31, 1993
 issued and outstanding                                       55.4         55.4
Additional paid-in capital                                    35.0         34.9
Retained earnings                                            131.6        186.7
Currency translation adjustment                                3.1          3.5
Net unrealized appreciation                                    1.2            -
                                                          --------     --------
 Total shareholders' equity                                  226.3        280.5
                                                          --------     --------
                                                          $1,543.4     $1,477.8
                                                          ========     ========

The accompanying notes are an integral part of these statements.

                          TELEDYNE, INC. AND SUBSIDIARIES
                          -------------------------------

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------

                       (In millions except per share amounts)

                                    (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               1994       1993
                                                              -------   --------

Sales                                                         $ 572.9   $ 636.5

Costs and Expenses*:
Cost of sales                                                   435.1     491.9
Selling and administrative expenses                             220.4     119.7
Interest expense                                                 10.5      13.2
                                                              -------   -------
                                                                666.0     624.8
                                                              -------   -------
Earnings (Loss) Before Other Income                             (93.1)     11.7
Other Income                                                      2.0      43.9
                                                              -------   -------
Income (Loss) before Income Taxes, Extraordinary Loss and
 Cumulative Effect of Accounting Change                         (91.1)     55.6

Provision (Credit) for Income Taxes                             (36.0)     21.8
                                                              -------   -------

Income (Loss) before Extraordinary Loss and Cumulative Effect of
 Accounting Change                                              (55.1)     33.8

Extraordinary Loss on Redemption of Debt                            -      (3.7)

Cumulative Effect of Accounting Change                              -    (185.6)
                                                              -------   -------

Net Loss                                                      $ (55.1)  $(155.5)
                                                              =======   =======

Income (Loss) Per Share:
 Before extraordinary loss and cumulative effect of
   accounting change                                          $ (0.99)   $ 0.61
 Extraordinary loss on redemption of debt                           -     (0.07)
 Cumulative effect of accounting change                             -     (3.35)
                                                              -------   -------
Net Loss Per Share                                            $ (0.99)   $(2.81)
                                                              =======   =======

Cash Dividends Per Share                                      $     -    $ 0.20
                                                              =======   =======


* Includes a credit of non-cash pension income of $19.0 million in 1994 and $16.8 million in 1993.

The accompanying notes are an integral part of these statements.

                           TELEDYNE, INC. AND SUBSIDIARIES
                           -------------------------------

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------

                                   (In millions)

                                    (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1994       1993
                                                             -------    -------

Operating Activities:
 Net loss                                                    $ (55.1)   $(155.5)
 Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Increase in accounts payable and accrued liabilities       116.7       45.4
    Decrease (increase) in receivables                         (68.5)      21.0
    Increase in other long-term liabilities                     25.2        3.0
    Decrease (increase) in inventories                         (22.0)       7.8
    Depreciation and amortization of property and equipment     19.2       20.1
    Increase in deferred pension cost                          (17.8)     (14.6)
    Increase in deferred income taxes                           (2.7)    (116.1)
    Increase in accrued postretirement benefits                  0.3      302.3
    Gain on sale of Litton common stock                            -      (40.4)
    Other, net                                                   3.7        5.0
                                                             -------    -------
 Net cash provided by (used in) operating activities            (1.0)      78.0
                                                             -------    -------

Investing activities:
 Net decrease (increase) in short-term investments              25.0      (18.0)
 Proceeds from the sale of marketable securities                 5.0       85.5
 Purchases of marketable securities                                -      (35.6)
                                                             -------    -------
    Net proceeds from sale of marketable securities             30.0       31.9
 Purchases of property and equipment                           (12.0)     (16.5)
 Collection of notes receivable from the sales of businesses       -       15.0
 Other, net                                                      0.6       (3.6)
                                                             -------    -------
 Net cash provided by investing activities                      18.6       26.8
                                                             -------    -------

Financing activities:
 Increase (decrease) in outstanding checks                     (19.4)       8.0
 Reduction of long-term debt                                    (2.2)    (100.5)
 Cash dividends                                                    -      (11.0)
 Other, net                                                      0.1          -
                                                             -------    -------
 Net cash used in financing activities                         (21.5)    (103.5)
                                                             -------    -------

 Increase (decrease) in cash                                 $  (3.9)   $   1.3
                                                             =======    =======



The accompanying notes are an integral part of these statements.

                          TELEDYNE, INC. AND SUBSIDIARIES
                          -------------------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------



Note 1.  Consolidated Financial Statements -

   The interim consolidated financial statements of Teledyne, Inc. and subsidiaries have not been examined by independent public accountants; however, in the opinion of the Company, all adjustments (which include only recurring normal adjustments and the adjustments discussed below) required for a fair presentation of the financial position as of March 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993, have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain amounts for 1993 have been reclassified to conform with the 1994 presentation.


Note 2.  Inventories -

   Inventories were as follows (in millions):

                                                     March 31,      December 31,
                                                       1994             1993
                                                     --------       ------------


Raw materials and work-in process                     $ 295.5        $ 257.1
Finished goods                                           49.7           49.0
                                                      -------        -------
                                                        345.2          306.1
Progress payments                                      (151.6)        (133.5)
                                                      -------        -------
                                                      $ 193.6        $ 172.6
                                                      =======        =======


Note 3.  Long-term Debt -

   On March 31, 1993, the Company redeemed at par $100 million of its 10% Subordinated Debentures due 2004, Series C resulting in an extraordinary loss of $6.0 million or $3.7 million, net of tax.

Note 4.  Supplemental Balance Sheet Information -

   Cash and marketable securities were as follows (in millions):

                                                     March 31,      December 31,
                                                        1994             1993
                                                     --------       ------------


Cash                                                   $ 10.8          $ 14.7
United States Treasury notes, at amortized
 cost                                                   110.0           115.3
Gross unrealized gains on United States Treasury notes    0.4               -
Repurchase agreements, at cost, which
 approximates market                                        -            25.0
                                                       ------          ------
                                                       $121.2          $155.0
                                                       ======          ======

   On January 1, 1994, the Company changed its accounting for investments in debt and equity securities to comply with the provisions of Statement of Financial Accounting Standards No. 115. The statement requires that these investments be classified as either held-to-maturity, trading or available-for-sale. The Company's investments in debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As of March 31, 1994, the Company's investments in debt securities mature within six years.

   Property and equipment is presented net of accumulated depreciation and amortization of $524.8 million at March 31, 1994 and $508.5 million at December 31, 1993.

   Accounts payable included $2.7 million at March 31, 1994 and $22.1 million at December 31, 1993 for checks outstanding in excess of cash balances.

   Accrued liabilities at March 31, 1994 included $84.4 million and other long-term liabilities included $28.1 million related to the agreement in principle with the government discussed in Note 8.

Note 5.  Shareholders' Equity -

   In 1994, the Company's Board of Directors approved, subject to shareholder approval, the Teledyne, Inc. 1994 Long-Term Incentive Plan which allows for issuance of restricted stock, stock options and stock appreciation rights covering 2,500,000 shares of the Company's common stock. In addition, the Board rescinded its 1993 amendment to the 1990 Stock Option Plan increasing by 2,500,000 the number of shares available for exercise.

Note 6.  Business Segments -

   Information on the Company's business segments for the three months ended March 31, 1994 and 1993 was as follows (in millions):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               1994       1993
                                                              ------     -------

Sales:

Aviation and electronics:
 Continuing                                                   $ 253.7   $ 293.9
 Discontinued                                                       -       5.3
                                                              -------   -------
                                                                253.7     299.2
                                                              -------   -------

Specialty metals:
 Continuing                                                     163.0     167.4
 Discontinued                                                     0.3       2.9
                                                              -------   -------
                                                                163.3     170.3
                                                              -------   -------

Industrial:
 Continuing                                                      75.7      76.4
 Discontinued                                                     7.7      13.1
                                                              -------   -------
                                                                 83.4      89.5
                                                              -------   -------

Consumer:
 Continuing                                                      72.5      77.5
 Discontinued                                                       -         -
                                                              -------   -------
                                                                 72.5      77.5
                                                              -------   -------
Total:
 Continuing                                                     564.9     615.2
 Discontinued                                                     8.0      21.3
                                                              -------   -------
                                                              $ 572.9   $ 636.5
                                                              =======   =======

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                1994      1993
                                                              -------    -------

Income (Loss) before Income Taxes, Extraordinary Loss and
 Cumulative Effect of Accounting Change:

Aviation and electronics:
 Continuing                                                   $(101.9)   $ 12.3
 Discontinued                                                    (0.2)     (0.4)
 Pension income                                                   3.8       3.2
                                                              -------    ------
                                                                (98.3)     15.1
                                                              -------    ------

Specialty metals:
 Continuing                                                      13.1      10.5
 Discontinued                                                     3.8      (0.2)
 Pension income                                                   3.7       2.3
                                                              -------    ------
                                                                 20.6      12.6
                                                              -------    ------

Industrial:
 Continuing                                                       1.0       1.7
 Discontinued                                                     0.5         -
 Pension income                                                  10.5      10.3
                                                              -------    ------
                                                                 12.0      12.0
                                                              -------    ------

Consumer:
 Continuing                                                       3.7       2.3
 Discontinued                                                    (2.1)        -
 Pension income                                                   0.1       0.1
                                                              -------    ------
                                                                  1.7       2.4
                                                              -------    ------
Total:
 Continuing                                                     (84.1)     26.8
 Discontinued                                                     2.0      (0.6)
                                                              -------    ------
                                                                (82.1)     26.2
                                                              -------    ------
Corporate expense                                               (19.5)    (18.1)
Interest expense                                                (10.5)    (13.2)
Pension income                                                   19.0      16.8
Other income                                                      2.0      43.9
                                                              -------    ------
                                                              $ (91.1)   $ 55.6
                                                              =======    ======


   Operating profit for the three months ended March 31, 1994 for the aviation and electronics segment was adversely affected by the charge of $112.5 million based on agreement in principle with the U.S. government (see Note 8). The charge based on the agreement in principle is included in general and administrative expenses.

   Operating profit for the three months ended March 31, 1994 for the industrial segment was adversely affected by a $1.8 million one-time nonoperational charge for postretirement health care and life insurance benefits.

   Operating profit for the three months ended March 31, 1993 for the aviation and electronics segment was adversely affected by a charge of $10.0 million, included in general and administrative expenses, recorded in connection with the government investigation of the Company's Teledyne Electronics unit. Other income for the three months ended March 31, 1993 included a gain on sale of Litton Industries, Inc. common stock of $40.4 million.

   Teledyne's non-cash pension income results from the amortization into income of the excess of plan assets over the estimated obligation. The amount recorded reflects the extent to which this non-cash income exceeds the current year's net cost of providing benefits.


Note 7.  Net Income Per Share -

   The weighted average number of shares of common stock used in the computation of net income per share for the three months ended March 31, 1994 and 1993 was 55,441,455 and 55,412,889, respectively.


Note 8.  Commitments and Contingencies -

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

   The IRS had also proposed the disallowance of deductions claimed by the Company on behalf of a former wholly-owned insurance subsidiary with respect to insurance loss reserves of $269 million in 1984 and $115 million in 1985. The Company has reached a settlement with the IRS providing for no disallowance with respect to 1984 insurance loss reserves, and a disallowance of $22 million with respect to 1985 insurance loss reserves, subject to execution of a final agreement. This reserve adjustment is a timing adjustment which will result in the realization of offsetting tax benefits subsequent to the tax year at issue. Accordingly, pursuant to the tax agreement between the Company and its former subsidiary, the Company will bear only the interim interest cost and any costs resulting from a difference in tax rates with respect to the adjustment.

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

   On October 26, 1990, the Company's Teledyne Electronics unit sought admission into the Department of Defense Voluntary Disclosure Program, and was accepted into the program on March 5, 1991. Teledyne Electronics subsequently filed a Voluntary Disclosure Report with the U.S. government disclosing material handling practices at variance with military requirements in one of its military transponder programs. On November 15, 1991, Teledyne Electronics filed an Ancillary Report to its Voluntary Disclosure Report disclosing allegations relating to product quality in other transponder programs for the military. On February 14, 1992, Teledyne Electronics received three grand jury subpoenas for production of documents relating to Department of Defense programs for the supply of military transponders, one of which was subsequently withdrawn. On October 5, 1992, Teledyne Electronics received a fourth grand jury subpoena relating to a military program for the supply of a transponder programming device. On July 28, 1993, the Company concluded a settlement with the U.S. government of claims arising out of the initial Voluntary Disclosure Report; the government's investigation of the issues raised in the Ancillary Report is pending.

   By letters dated November 12 and November 30, 1992, the Company's Teledyne Electro-Mechanisms unit sought admission into the Department of Defense Voluntary Disclosure Program. Teledyne Electro-Mechanisms was accepted into the program on January 28, 1993, and subsequently submitted a Voluntary Disclosure Report disclosing design and test practices at variance from military specifications. On February 9, 1994, the Company concluded its agreement with the U.S. government to settle all claims arising from this matter for $400,000.

   On January 13, 1993, the Company's Teledyne Thermatics unit sought admission into the Department of Defense Voluntary Disclosure Program. Teledyne Thermatics was accepted into the program on April 2, 1993. On April 5, 1993 and August 13, 1993, the Company submitted interim Voluntary Disclosure Reports which describe a number of testing practices at variance from military specifications.

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

   On March 19, 1993, the Company's Teledyne Wah Chang Albany unit received a subpoena for documents from a federal grand jury impaneled in Washington, D.C. investigating alleged violations of the U.S. export control laws. The subpoena relates to Teledyne Wah Chang Albany's sale of zirconium to a Greek business entity. Should the U.S. government bring criminal charges in this matter, Teledyne Wah Chang Albany and conceivably the Company could be temporarily suspended from receiving licenses for export of products and services on the munitions list. In the event of a conviction, Teledyne Wah Chang Albany and conceivably the Company would be subject to debarment for a period of up to three years from receiving such licenses, and could be suspended for up to ten years from eligibility for commercial export licenses.

   On May 19, 1993, the Company and its Teledyne Electronics unit each received a subpoena from the Air Force Office of Special Investigations. One requested documents relating to military transponder contracts for the governments of Egypt and Saudi Arabia, and the second requested documents relating to a military transponder program for the Egyptian government.


   The government has agreed in principle to settle two civil actions filed pursuant to the False Claims Act against the Company's Teledyne Systems and Teledyne Relays units upon the Company's agreement to pay $112.5 million.
As part of the proposed settlement, a third civil action brought pursuant to the False Claims Act relating to the Company's Teledyne Solid State unit also will be dismissed. The Company has established a reserve in connection with this proposed settlement of $112.5 million. The proposed settlement contemplates payment of $56.25 million 30 days from the date of execution of the settlement documents or upon dismissal of both the Teledyne Systems and Teledyne Relays cases, whichever is earlier. One half of the remaining $56.25 million will be due nine months after the first payment, but not in any case before dismissal of the Teledyne Systems and Teledyne Relays cases; the balance will be due fifteen months after the first payment, but again in no event before dismissal of both the Teledyne Systems and Teledyne Relays cases. In addition, the deferred payments will be secured by real property and will incur interest at 6.75% per annum, commencing with dismissal of both the Teledyne Systems and Teledyne Relays cases.

   The government intervened in the Teledyne Systems case in November of 1990. That case concerned the cost estimating practices of the Company's Teledyne Systems unit, which the government claimed in its Memorandum of Contentions of Fact and Law filed on January 10, 1994, totaled $40.9 million. The government sought treble the damages allegedly sustained by the United States, together with civil penalties of up to $10,000 for any false claim made.

   In the Teledyne Relays case, the government charged that the Company's Teledyne Relays unit falsified test certifications for relays supplied to the United States. The government intervened in the action on April 22, 1992, and the complaint and first amended complaint were served on the Company on August 19, 1992. In addition to the claims alleged under the False Claims Act, the first amended complaint alleged various statutory and common law causes of action, including claims for trademark infringement, unfair competition, breach of contract and fraud. The government sought treble the damages allegedly sustained by the United States (the government had estimated such damages at $76.2 million), profits of not less than $41.6 million allegedly derived by Teledyne Relays from the sales at issue, and civil penalties of up to $10,000 for any false claim made.

   The government had declined to intervene in the third action encompassed by the settlement, which alleged that the Company's Teledyne Solid State unit falsified test certifications for solid state relays supplied to the United States. The complaint was served on the Company on October 29, 1993. Plaintiffs sought treble the damages allegedly sustained by the United States, and civil penalties of up to $10,000 for any false claim made.

   The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act concerning the procurement and quality control systems of the Company's Teledyne Controls unit. The U.S. government intervened in this matter on June 18, 1991, but withdrew following the Company's February 18, 1993 agreement to pay $2.15 million in partial settlement of the matter without admission of wrongdoing. The allegations of this suit gave rise to an investigation of Teledyne Controls by a federal grand jury, the Defense Criminal Investigative Service and other federal agencies.
The settlement resolves all outstanding investigations regarding the claims encompassed by the agreement. The plaintiff was granted leave to pursue the remaining allegations in the case alone, and on April 23, 1993, filed a second amended complaint. On March 29, 1994, the Court dismissed the second amended complaint with leave to amend; plaintiff filed a third amended complaint on April 14, 1994. Plaintiff continues to allege that the actual damages to the United States cannot be ascertained, but estimates that the total damages to the United States exceed $120 million. Plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of up to $10,000 for any false claim made. Based on an internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a further loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising from this matter.

   On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against the Company's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. On March 22, 1994, the Court dismissed five of the seven charges brought against Teledyne Wah Chang Albany. The Company believes that the government's evidence does not support the balance of the allegations contained in the indictment, and is vigorously defending itself.
At an arraignment on June 14, 1993, the Company entered a plea of not guilty.
If the Company were found guilty of the remaining two charges, it could face fines totalling up to $3.55 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

   Teledyne is a diversified manufacturing corporation serving customers worldwide through 21 operating companies focused in four business segments:
Aviation and Electronics; Specialty Metals; Industrial; and Consumer.

AGREEMENT IN PRINCIPLE WITH GOVERNMENT

   Teledyne has reached agreement in principle with the U.S. government to settle two pending civil cases relating to Teledyne Relays and Systems, two Teledyne business units, through payment of $112.5 million to the U.S. government. Teledyne has agreed to settle to avoid the risk and expense of litigation. As part of the agreement in principle, an additional case filed by former employees and relating to Teledyne's Solid State unit will also be dismissed. The government declined to join in the prosecution of that suit.

   Under the agreement in principle, Teledyne will pay the government $56.25 million within 30 days after execution of the definitive settlement documents. The remaining balance of $56.25 million will be paid in two additional installments within approximately nine and fifteen months, depending on when the court actually dismisses both cases. The deferred payments will be secured by real property and will incur interest at 6.75% per annum commencing with the dismissal of the Teledyne Systems and Relays cases.

   The Relays case alleged discrepancies in the testing of miniature electro-mechanical switches known as relays during the period 1980-1990. There were no allegations of damage from any field failures of Teledyne relays installed in equipment delivered to the government. During the period, Teledyne Relays received awards for quality from the Department of Defense.

   The Systems case related to cost estimating practices in pricing government contract proposals.

   Teledyne Relays, Solid State and Systems were formerly separate Teledyne operating companies until Teledyne's realignment in July 1993 when the first two became business units of Teledyne Electronic Technologies and the third became part of Teledyne Electronic Systems.

RESULTS OF OPERATIONS

   Sales and operating profit for the Company's four business segments are discussed below.

Aviation and Electronics
- ------------------------

   Sales from continuing operations decreased $40.2 million to $253.7 million from $293.9 million for the first quarter of 1994 compared to 1993. Sales decreases were the result of declining orders due to reduced defense spending and winding down of certain military programs, primarily unmanned aerial vehicles and airframe structures.

   Operating loss from continuing operations was $101.9 million for the first quarter of 1994 compared to operating profit of $12.3 million for the first quarter of 1993. The 1994 result was adversely affected by the $112.5 million charge discussed above, higher costs related to other government contracting issues, estimated costs due to the Northridge earthquake and the decrease in sales discussed above. Operating profit for the first quarter of 1993 included a charge of $10.0 million for the settlement of certain issues raised by the Company's initial Voluntary Disclosure Report to the government relating to its Teledyne Electronics unit.

Specialty Metals
- ----------------

   Sales from continuing operations decreased $4.4 million to $163.0 million from $167.4 million for the first quarter of 1994, compared to the same period of 1993 primarily due to reduced sales of nickel based products and formed metal structural shapes due to softness in the aerospace market. The decline in sales was partially offset by increases in forged products.

   Operating profit from continuing operations was $13.1 million for the first quarter of 1994 compared to $10.5 million for the same period of 1993. The increase was primarily due to higher margins on zirconium products and improved performance of forged products.

Industrial
- ----------

   Sales from continuing operations decreased $0.7 million to $75.7 million from $76.4 million for the first quarter of 1994 compared to the same period of 1993. Sales related to military vehicle development declined, offset by increased sales of tank engines and nitrogen cylinder systems for the metal stamping industry.

    Operating profit from continuing operations was $1.0 million for the first quarter of 1994 compared to $1.7 million for the same period of 1993. The 1994 result includes a $1.8 million one-time nonoperational charge for postretirement health care and life insurance benefits.

Consumer
- --------

   Sales from continuing operations decreased $5.0 million to $72.5 million from $77.5 million for the first quarter of 1994 compared to 1993 primarily as a result of a distribution arrangement related to an operation sold in 1992 but which arrangement continued into 1993. In addition, sales of heating elements to original equipment manufacturers and metal tube products to the pharmaceutical industry declined in 1994. The decrease in sales was partially offset by strong performance of shower products due to restocking by retailers as a result of a strong holiday season and improved sales of pool heaters due to improved economic conditions.

   Despite the decline in sales, operating profit from continuing operations increased $1.4 million to $3.7 million from $2.3 million for the first quarter of 1994 compared to 1993 primarily as a result of improved performance of shower products and pool heaters.



CORPORATE EXPENSE

   Corporate expense increased $1.4 million to $19.5 million from $18.1 million for the first quarter of 1994 compared to the same period of 1993 primarily as a result of insurance recoveries received in 1993 related to environmental matters, partially offset by a decline in insurance costs and salaries and benefits for 1994.

PENSION INCOME

   Teledyne's non-cash pension income results from the amortization into income of the excess of plan assets over the estimated obligation. The amount recorded reflects the extent to which this non-cash income exceeds the current year's net cost of providing benefits. Pension income before tax increased to $19.0 million in the first quarter of 1994 from $16.8 million for the same period of 1993. This increase in pension income was a result of a reduction in the number of employees during 1993 and a better than expected return on pension assets, partially offset by a decrease in the discount rate, to seven from eight percent, used to calculate the pension benefit obligation in accordance with Financial Accounting Standards Board guidelines.

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

FINANCIAL CONDITION

   The Company has been able to meet all cash requirements for the three months ended March 31, 1994 and 1993 with cash generated from operations and except for the potential effects of the matters discussed below, is not aware of any impending cash requirement or capital commitments which could not be met by internally generated funds or, if needed, the utilization of credit lines. The Company has uncommitted domestic credit lines with various banks totaling $125.0 million at March 31, 1994; no amounts were borrowed under these lines during the three months ended March 31, 1994 and 1993. The Company redeemed at par $100 million in the first quarter of 1993 of its 10% Subordinated Debentures.


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

   The IRS had also proposed the disallowance of deductions claimed by the Company on behalf of a former wholly-owned insurance subsidiary with respect to insurance loss reserves of $269 million in 1984 and $115 million in 1985. The Company has reached a settlement with the IRS providing for no disallowance with respect to 1984 insurance loss reserves, and a disallowance of $22 million with respect to 1985 insurance loss reserves, subject to execution of a final agreement. This reserve adjustment is a timing adjustment which will result in the realization of offsetting tax benefits subsequent to the tax year at issue. Accordingly, pursuant to the tax agreement between the Company and its former subsidiary, the Company will bear only the interim interest cost and any costs resulting from a difference in tax rates with respect to the adjustment.

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

   The Company has been and is subject from time to time to various audits, reviews and investigations relating to the Company's compliance with federal and state laws, including those discussed in Note 8 to the accompanying consolidated financial statements. Should any unit involved be charged with wrongdoing, or should the U.S. government determine that the unit is not a "presently responsible contractor," that unit, and conceivably the Company, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. A suspension or debarment of the Company would have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, except as otherwise discussed in Note 8 to the accompanying consolidated financial statements, the Company does not possess sufficient information to determine whether it will sustain a loss as a result of any of the investigations discussed in Note 8, or to reasonably estimate the amount of any such loss, and has not been able to identify the existence of a material loss contingency arising therefrom.

   The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act concerning the procurement and quality control systems of the Company's Teledyne Controls unit. The U.S. government intervened in this matter on June 18, 1991, but withdrew following the Company's February 18, 1993 agreement to pay $2.15 million in partial settlement of the matter without admission of wrongdoing. The allegations of this suit gave rise to an investigation of Teledyne Controls by a federal grand jury, the Defense Criminal Investigative Service and other federal agencies. The settlement resolves all outstanding investigations regarding the claims
encompassed by the agreement.   The plaintiff was granted leave to pursue the
remaining allegations in the case alone, and on April 23, 1993, filed a second amended complaint. On March 29, 1994, the Court dismissed the second amended complaint with leave to amend; plaintiff filed a third amended complaint on April 14, 1994. Plaintiff continues to allege that the actual damages to the United States cannot be ascertained, but estimates that the total damages to the United States exceed $120 million. Plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of up to $10,000 for any false claim made. Based on an internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether the Company will sustain a further loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising from this matter.

   On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against the Company's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. On March 22, 1994, the Court dismissed five of the seven charges brought against Teledyne Wah Chang Albany. The Company believes that the government's evidence does not support the balance of the allegations contained in the indictment, and is vigorously defending itself.
At an arraignment on June 14, 1993, the Company entered a plea of not guilty.
If the Company were found guilty of the remaining two charges, it could face fines totalling up to $3.55 million.

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

   The Company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative proceedings at a number of sites under these laws. Many of these proceedings are at a preliminary stage, and it is difficult to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions required by governmental authorities, and the amount of the Company's liability, if any, in proportion to that of any other responsible parties. As further discussed in Note 1 to the Company's consolidated financial statements in the December 31, 1993, annual report to shareholders, when it is possible to reasonably estimate the Company's liability with respect to these matters, provisions are made as appropriate. Based on facts presently known to it, the Company does not believe that the outcome of any one of these administrative proceedings will have a material adverse effect on its financial condition.

                             PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

   The IRS had proposed the disallowance of deductions claimed by Registrant on behalf of a former wholly-owned insurance subsidiary with respect to insurance loss reserves of $269 million in 1984 and $115 million in 1985. Registrant has reached a settlement with the IRS providing for no disallowance with respect to 1984 insurance loss reserves, and a disallowance of $22 million with respect to 1985 insurance loss reserves, subject to execution of a final agreement. This reserve adjustment is a timing adjustment which will result in the realization of offsetting tax benefits subsequent to the tax year at issue. Accordingly, pursuant to the tax agreement between Registrant and its former subsidiary, Registrant will bear only the interim interest cost and any costs resulting from a difference in tax rates with respect to the adjustment.

   On February 11, 1993, Moise Katz and Harry Lewis, shareholders purporting to act derivatively on behalf of Registrant, commenced an action in the Superior Court of the State of California, County of Los Angeles, against certain of Registrant's directors and Registrant as a "nominal" defendant. The complaint alleges, among other things, gross negligence and breaches of fiduciary duty in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Relays and Teledyne Systems units, each of which has been subject to investigation by the U.S. government, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The complaint seeks damages sustained by Registrant as a result of the alleged conduct, plaintiffs' costs and expenses, including attorneys' fees, and other appropriate relief. On February 28, 1994, the Court entered an order dismissing the complaint with prejudice; plaintiffs filed a notice of appeal from the order on March 25, 1994. Registrant does not believe that the outcome of this action will have a material adverse effect on its financial condition.

   Registrant has been and is subject from time to time to various audits, reviews and investigations relating to Registrant's compliance with federal and state laws, including those discussed in Note 8 to the accompanying consolidated financial statements. Should any unit involved be charged with wrongdoing, or should the U.S. government determine that the unit is not a "presently responsible contractor," that unit, and conceivably Registrant, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. A suspension or debarment of Registrant would have a material adverse effect on the future operating results and consolidated financial condition of Registrant. However, except as otherwise discussed in Note 8 to the accompanying consolidated financial statements, Registrant does not possess sufficient information to determine whether it will sustain a loss as a result of any of the investigations discussed in Note 8, or to reasonably estimate the amount of any such loss, and has not been able to identify the existence of a material loss contingency arising therefrom.

   The government has agreed in principle to settle two civil actions filed pursuant to the False Claims Act against Registrant's Teledyne Systems and Teledyne Relays units upon Registrant's agreement to pay $112.5 million.
As part of the proposed settlement, a third civil action brought pursuant to the False Claims Act relating to Registrant's Teledyne Solid State unit also will be dismissed. Registrant has established a reserve in connection with this proposed settlement of $112.5 million. The proposed settlement contemplates payment of $56.25 million 30 days from the date of execution of the settlement documents or upon dismissal of both the Teledyne Systems and Teledyne Relays cases, whichever is earlier. One half of the remaining $56.25 million will be due nine months after the first payment, but not in any case before dismissal of the Teledyne Systems and Teledyne Relays cases; the balance will be due fifteen months after the first payment, but again in no event before dismissal of both the Teledyne Systems and Teledyne Relays cases.
In addition, the deferred payments will be secured by real property and will incur interest at 6.75% per annum, commencing with dismissal of both the Teledyne Systems and Teledyne Relays cases.

   The Teledyne Systems case, entitled United States of America, ex rel.,
                                       ----------------------------------
Taxpayers Against Fraud, Klaus Kirchhoff and Max Killingsworth v. Teledyne
- --------------------------------------------------------------------------
Industries, Inc. and Teledyne Systems Company, Inc., was filed in the United
- ---------------------------------------------------
States District Court for the Central District of California. The government intervened in the case on November 28, 1990. The action alleged that Registrant's Teledyne Systems unit violated the False Claims Act in connection with proposals for twenty-seven sole source, fixed-price contracts, which the government claimed in its Memorandum of Contentions of Fact and Law filed on January 10, 1994, totaled $40.9 million. The government sought treble the damages allegedly sustained by the United States, together with civil penalties of up to $10,000 for any false claim made.

   The Teledyne Relays case was also filed in the United States District Court for the Central District of California. In that case, entitled United States of
                                                                ----------------
America, ex rel., Taxpayers Against Fraud, Almon Muelhausen II and Emil Stache
- ------------------------------------------------------------------------------
v. Teledyne Industries, Inc., plaintiffs alleged that Registrant's Teledyne
- ----------------------------
Relays unit falsified test certifications for relays supplied to the government. The government intervened in the action on April 22, 1992, and the complaint and first amended complaint were served on Registrant on August 19, 1992. In addition to the claims alleged under the False Claims Act, the first amended complaint alleged various statutory and common law causes of action, including claims for trademark infringement, unfair competition, breach of contract and fraud. The government sought treble the damages allegedly sustained by the United States (the government had preliminarily estimated such damages at $76.2 million), profits of not less than $41.6 million allegedly derived by Teledyne Relays from the sales at issue, and civil penalties of up to $10,000 for any false claim made.

   The third action encompassed by the settlement, also filed in the United States District Court for the Central District of California, is entitled United
                                                                          ------
States of America, ex rel., Almon Muelhausen II and Emil Stache v. Teledyne,
- ----------------------------------------------------------------------------
Inc., Teledyne Industries, Inc. and Teledyne Solid State.  The government
- --------------------------------------------------------
declined to intervene in the action on August 23, 1993, and the complaint was served on Registrant on October 29, 1993. Plaintiffs alleged that Registrant's Teledyne Solid State unit falsified test certifications for solid state relays supplied to the government. Plaintiffs sought treble the damages allegedly sustained by the United States, and civil penalties of up to $10,000 for any false claim made.

   Registrant is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act in the United States District Court for the Central District of California, entitled United States of America, ex rel.,
                                         ----------------------------------
Marianne D. Gendron v. Teledyne Controls and Teledyne, Inc.  The action alleges
- -----------------------------------------------------------
defects in the procurement and quality control systems of Registrant's Teledyne Controls unit. The U.S. government intervened in this matter on June 18, 1991, but withdrew following Registrant's February 18, 1993, agreement to pay $2.15 million in partial settlement of the matter without admission of wrongdoing.
The allegations of this suit gave rise to an investigation of Teledyne Controls by a federal grand jury, the Defense Criminal Investigative Service and other federal agencies. The settlement resolves all outstanding investigations regarding the claims encompassed by the agreement. The plaintiff was granted leave to pursue the remaining allegations in the case alone, and on April 23,
1993, filed a second amended complaint.    On March 29, 1994, the Court
dismissed the second amended complaint with leave to amend; plaintiff filed a third amended complaint on April 14, 1994. Plaintiff continues to allege that the actual damages to the United States cannot be ascertained, but estimates that the total damages to the United States exceed $120 million. Plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of up to $10,000 for any false claim made. Based on an internal review, and after consultation with counsel, Registrant does not possess sufficient information to determine whether Registrant will sustain a further loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, Registrant has not been able to identify the existence of a material loss contingency arising from this matter.

   On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against Registrant's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. On March 22, 1994, the Court dismissed five of the seven counts brought against Teledyne Wah Chang Albany. Registrant believes that the government's evidence does not support the balance of the allegations contained in the indictment, and is vigorously defending itself. At an arraignment on June 14, 1993, Registrant entered a plea of not guilty. If Registrant were found guilty of the remaining two charges, it could face fines totalling up to $3.55 million.

   On August 3, 1993, the United States of America filed an action against Registrant in the United States District Court for the Southern District of California alleging that Registrant's Teledyne Ryan Aeronautical unit violated its wastewater discharge permit by exceeding its discharge limitations from August 1, 1988 to February 22, 1991, and by diluting its wastewater on numerous occasions from 1988 through 1992. The government sought civil penalties of up to $25,000 per day for each alleged violation. On April 12, 1994, the Court entered a consent decree providing for settlement of this matter upon payment of $500,000 to the United States.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a)  Not applicable.

   (b) Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                     SIGNATURES
                                     ----------





   Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      TELEDYNE, INC.
                                        ----------------------------------------
                                                      (Registrant)



Date:  April 22, 1994              By   /S/ Donald B. Rice
                                        ________________________________________
                                        Donald B. Rice
                                        President and
                                        Chief Operating Officer



Date:  April 22, 1994              By   /S/ Douglas J. Grant
                                        ________________________________________
                                        Douglas J. Grant
                                        Treasurer