Form 10-Q
period 1994-06-30
TELEDYNE INC
filed 1994-07-26
CIK 96935

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1994
                                     OR
        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _______ to ______

                        Commission File Number 1-5212



                               TELEDYNE, INC.
______________________________________________________________________________
           (Exact Name of Registrant as Specified in its Charter)



             Delaware                                95-2282626
________________________________________   ___________________________________
 (State or Other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                 Identification Number)



        1901 Avenue of the Stars
        Los Angeles, California                       90067-6046
________________________________________   ___________________________________
(Address of Principal Executive Offices)              (Zip Code)



                               (310) 277-3311
            ____________________________________________________
            (Registrant's Telephone Number, Including Area Code)

                                     N/A
- --------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

        Indicate by check mark whether Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X          No
    ----------        ----------



        At July 25, 1994, Registrant had outstanding 55,442,048 shares of its Common Stock.

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------


                       TELEDYNE, INC. AND SUBSIDIARIES
                       -------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

              (In millions except share and per share amounts)

                                                   June 30,     December 31,
                                                     1994           1993
                                                  -----------   ------------
                                                  (Unaudited)
ASSETS
- ------

Current Assets:
Cash and marketable securities                       $   80.3       $  155.0
Receivables                                             363.0          332.4
Inventories                                             187.0          172.6
Deferred income taxes                                   138.3          123.0
Prepaid expenses                                         21.1           20.5
                                                     --------       --------
   Total current assets                                 789.7          803.5
Property and Equipment                                  301.0          318.8
Prepaid Pension Cost                                    314.6          280.3
Deferred Income Taxes                                     4.9           24.0
Other Assets                                             90.0           51.2
                                                     --------       --------
                                                     $1,500.2       $1,477.8
                                                     ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
Accounts payable                                     $  107.2       $  106.9
Accrued liabilities                                     394.6          341.4
                                                     --------       --------
   Total current liabilities                            501.8          448.3
Long-Term Debt                                          383.7          356.6
Accrued Postretirement Benefits                         277.1          277.5
Other Long-Term Liabilities                             102.1          114.9
                                                     --------       --------
                                                      1,264.7        1,197.3
                                                     --------       --------
Shareholders' Equity:
Common stock, $1.00 par value, 100,000,000 shares
   authorized, 55,442,048 shares at June 30, 1994
   and 55,439,048 shares at December 31, 1993
   issued and outstanding                                55.4           55.4
Additional paid-in capital                               35.0           34.9
Retained earnings                                       142.6          186.7
Currency translation adjustment                           2.7            3.5
Net unrealized depreciation                              (0.2)             -
                                                     --------       --------
   Total shareholders' equity                           235.5          280.5
                                                     --------       --------
                                                     $1,500.2       $1,477.8
                                                     ========       ========

The accompanying notes are an integral part of these statements.

                       TELEDYNE, INC. AND SUBSIDIARIES
                       -------------------------------

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------

                   (In millions except per share amounts)

                                 (Unaudited)

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                     ------------------   ------------------
                                       1994      1993       1994      1993
                                     --------  --------   --------  --------

Sales                                $  595.8  $  624.4   $1,168.7  $1,260.9

Costs and Expenses*:
Cost of sales                           451.5     478.2      886.6     970.1
Selling and administrative
  expenses                              120.7     119.1      343.4     238.8
Interest expense                         10.5      10.9       21.0      24.1
Realignment/restructure                     -       8.2       (2.3)      8.2
                                     --------  --------   --------  --------
                                        582.7     616.4    1,248.7   1,241.2
                                     --------  --------   --------  --------
Earnings (Loss) Before Other Income      13.1       8.0      (80.0)     19.7
Other Income                              5.4       5.0        7.4      48.9
                                     --------  --------   --------  --------
Income (Loss) before Income Taxes,
  Extraordinary Loss and Cumulative
  Effect of Accounting Change            18.5      13.0      (72.6)     68.6

Provision (Credit) for Income Taxes       7.5       4.9      (28.5)     26.7

Income (Loss) before Extraordinary
  Loss and Cumulative Effect of
  Accounting Change                      11.0       8.1      (44.1)     41.9

Extraordinary Loss on
  Redemption of Debt                        -         -          -      (3.7)

Cumulative Effect of
  Accounting Change                         -         -          -    (185.6)
                                     --------  --------   --------  --------

Net Income (Loss)                    $   11.0  $    8.1   $  (44.1) $ (147.4)
                                     ========  ========   ========  ========

Income (Loss) Per Share:
  Before extraordinary loss and
     cumulative effect of
     accounting change               $   0.19  $   0.15   $  (0.80) $   0.76
  Extraordinary loss on
     redemption of debt                     -         -          -     (0.07)
  Cumulative effect of
     accounting change                      -         -          -     (3.35)
                                     --------  --------   --------  --------
Net Income (Loss) Per Share          $   0.19  $   0.15   $  (0.80) $  (2.66)
                                     ========  ========   ========  ========

Cash Dividends Per Share             $      -  $   0.20   $      -  $   0.40
                                     ========  ========   ========  ========


* Includes a credit of non-cash pension income of $18.7 million and $37.7 million for the second quarter and first half of 1994 and $16.8 million and $33.6 million for the same periods in 1993.

The accompanying notes are an integral part of these statements.

                       TELEDYNE, INC. AND SUBSIDIARIES
                       -------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                (In millions)

                                 (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                           -----------------
                                                            1994      1993
                                                           -------   -------

Operating Activities:
  Net loss                                                 $ (44.1)  $(147.4)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization of property and equipment  38.2      39.9
     Increase in prepaid pension cost                        (34.4)    (29.0)
     Decrease (increase) in receivables                      (34.1)      9.3
     Decrease (increase) in inventories                      (16.8)      9.6
     Increase (decrease) in other long-term liabilities       (6.5)      4.3
     Decrease (increase) in deferred income taxes              3.9     (81.2)
     Increase in accounts payable and accrued liabilities      1.6      18.4
     Increase (decrease) in accrued postretirement benefits   (0.4)    302.2
     Gain on sale of Litton common stock                         -     (40.4)
     Other, net                                              (17.2)     (7.6)
                                                           -------   -------
  Net cash provided by (used in) operating activities       (109.8)     78.1
                                                           -------   -------

Investing Activities:
  Proceeds from the sale of marketable securities             73.5     115.5
  Net decrease (increase) in short-term investments           13.0      (9.5)
  Purchases of marketable securities                          (8.0)    (45.8)
                                                           -------   -------
     Net proceeds from sale of marketable securities          78.5      60.2
  Purchases of property and equipment                        (26.9)    (34.9)
  Proceeds from the sale of businesses                         7.2         -
  Collection of notes receivable from
     the sales of businesses                                     -      17.0
  Other, net                                                   5.3       2.4
                                                           -------   -------
  Net cash provided by investing activities                   64.1      44.7
                                                           -------   -------

Financing Activities:
  Increase in long-term debt                                  56.3         -
  Reduction of long-term debt                                 (2.9)   (101.0)
  Decrease in checks outstanding                              (2.4)      7.1
  Cash dividends                                                 -     (22.2)
  Other, net                                                     -       0.1
                                                           -------   -------
  Net cash provided by (used) in financing activities         51.0    (116.0)
                                                           -------   -------

  Increase in cash                                         $   5.3   $   6.8
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

                       TELEDYNE, INC. AND SUBSIDIARIES
                       -------------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------



Note 1.  Consolidated Financial Statements -


     The interim consolidated financial statements of Teledyne, Inc. and subsidiaries have not been examined by independent public accountants; however, in the opinion of the Company, all adjustments (which include only recurring normal adjustments and the adjustments discussed below) required for a fair presentation of the financial position as of June 30, 1994 and the results of operations and cash flows for the six months ended June 30, 1994 and 1993, have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain amounts for 1993 have been reclassified to conform with the 1994 presentation.


Note 2.  Inventories -

     Inventories were as follows (in millions):

                                                   June 30,     December 31,
                                                     1994           1993
                                                   --------     ------------

Raw materials and work-in process                    $309.1       $  257.1
Finished goods                                         48.7           49.0
                                                     ------       --------
                                                      357.8          306.1
Progress payments                                    (170.8)        (133.5)
                                                     ------       --------
                                                     $187.0       $  172.6
                                                     ======       ========

Note 3.  Long-term Debt -

Long-term debt at June 30, 1994 and December 31, 1993 was as follows (in millions):

                                                   June 30,     December 31,
                                                     1994           1993
                                                   --------     ------------

10% Subordinated Debentures, due 2004, Series A
 and C (net of unamortized discount of $29.3 in
 1994 and $30.9 in 1993)                            $ 330.7        $ 329.1

6 3/4% Promissory Notes, due 1995                      56.3              -

7% Subordinated Debentures, due 1999, $1.9 payable
 annually                                              24.6           26.7

Other                                                   3.2            4.1
                                                    -------        -------
                                                      414.8          359.9
Current portion                                       (31.1)          (3.3)
                                                    -------       --------
                                                    $ 383.7       $  356.6
                                                    =======       ========

      In 1994, the Company settled with the U.S. government two civil cases relating to its Teledyne Relays and Teledyne Systems units. In connection with the settlement, the Company paid the U.S. government $56.25 million in the second quarter of 1994 and agreed to pay an additional $56.25 million in two installments within approximately nine and fifteen months. The deferred payments, evidenced by promissory notes, incur interest at 6.75% and are secured by irrevocable letters of credit.

      In 1993, the Company redeemed at par $100 million of its 10% Subordinated Debenture due 2004, Series C resulting in an extraordinary loss of $6.0 million ($3.7 million, net of tax).

      The Company's domestic credit lines with various banks were replaced with a revolving credit agreement as discussed in Note 9.

Note 4.  Supplemental Balance Sheet Information -

      Cash and marketable securities were as follows (in millions):

                                                   June 30,     December 31,
                                                     1994           1993
                                                   --------     ------------

Cash                                                $ 20.0        $  14.7
United States Treasury notes, at amortized
  cost                                                49.2          115.3
Gross unrealized losses on
  United States Treasury notes                        (0.9)             -
Repurchase agreements, at cost, which
  approximates market                                 12.0           25.0
                                                    ------        -------
                                                    $ 80.3        $ 155.0
                                                    ======        =======

     On January 1, 1994, the Company changed its accounting for investments in debt and equity securities to comply with the provisions of Statement of Financial Accounting Standards No. 115. The statement requires that these investments be classified as either held-to-maturity, trading or available-for-sale. The Company's investments in debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As of June 30, 1994, the Company's investments in debt securities mature within four years.

     Property and equipment is presented net of accumulated depreciation and amortization of $536.3 million at June 30, 1994 and $508.5 million at December 31, 1993.

     Accounts payable included $19.7 million at June 30, 1994 and $22.1 million at December 31, 1993 for checks outstanding in excess of cash balances.

Note 5.  Shareholders' Equity -

     In 1994, the Company's Board of Directors approved the Teledyne, Inc. 1994 Long-Term Incentive Plan which allows for issuance of restricted stock, stock options and stock appreciation rights covering 2,500,000 shares of the Company's common stock. In addition, the Board rescinded its 1993 amendment to the 1990 Stock Option Plan increasing by 2,500,000 the number of shares available for exercise.

Note 6.  Business Segments -

     Information on the Company's business segments for the three and six months ended June 30, 1994 and 1993 was as follows (in millions):

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                  ------------------     -------------------
                                   1994       1993         1994       1993
                                  -------    -------     -------    --------

Sales:

Aviation and electronics:
  Continuing                     $ 260.2    $ 273.0      $  513.9   $  566.9
  Discontinued                         -        6.0             -       11.3
                                 -------    -------      --------   --------
                                   260.2      279.0         513.9      578.2
                                 -------    -------      --------   --------

Specialty metals:
  Continuing                       175.0      156.8         338.0      324.2
  Discontinued                       0.6        1.9           0.9        4.8
                                 -------    -------      --------   --------
                                   175.6      158.7         338.9      329.0
                                 -------    -------      --------   --------

Industrial:
  Continuing                        74.3       95.4         150.0      171.8
  Discontinued                       5.0       13.6          12.7       26.7
                                 -------    -------      --------   --------
                                    79.3      109.0         162.7      198.5
                                 -------    -------      --------   --------

Consumer:
  Continuing                        80.7       77.7         153.2      155.2
  Discontinued                         -          -             -          -
                                 -------    -------      --------   --------
                                    80.7       77.7         153.2      155.2
                                 -------    -------      --------   --------
Total:
  Continuing                       590.2      602.9       1,155.1    1,218.1
  Discontinued                       5.6       21.5          13.6       42.8
                                 -------    -------      --------   --------
                                 $ 595.8    $ 624.4      $1,168.7   $1,260.9
                                 =======    =======      ========   ========

Income (Loss) before Income Taxes, Extraordinary Loss and
 Cumulative Effect of Accounting Change:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------     -----------------
                                       1994        1993       1994      1993
                                      ------      ------     -------   -------

Aviation and electronics:
  Continuing                          $  3.7      $ 16.1     $ (98.2)  $  28.4
  Discontinued                          (1.8)       (9.9)       (2.0)    (10.3)
  Pension income                         4.1         3.7         7.9       6.9
                                      ------      ------     -------   -------
                                         6.0         9.9       (92.3)     25.0
                                      ------      ------     -------   -------

Specialty metals:
  Continuing                            11.0         6.8        24.1      17.3
  Discontinued                           1.5         0.1         5.3      (0.1)
  Pension income                         3.3         2.6         7.0       4.9
                                      ------      ------     -------   -------
                                        15.8         9.5        36.4      22.1
                                      ------      ------     -------   -------

Industrial:
  Continuing                            (1.0)        4.8           -       6.5
  Discontinued                           1.5         3.6         2.0       3.6
  Pension income                        10.5         9.6        21.0      19.9
                                      ------      ------     -------   -------
                                        11.0        18.0        23.0      30.0
                                      ------      ------     -------   -------

Consumer:
  Continuing                             6.9         6.6        10.6       8.9
  Discontinued                          (0.9)       (0.9)       (3.0)     (0.9)
  Pension income                           -         0.2         0.1       0.3
                                      ------      ------     -------   -------
                                         6.0         5.9         7.7       8.3
                                      ------      ------     -------   -------
Total:
  Continuing                            20.6        34.3       (63.5)     61.1
  Discontinued                           0.3        (7.1)        2.3      (7.7)
                                      ------      ------     -------   -------
                                        20.9        27.2       (61.2)     53.4
                                      ------      ------     -------   -------
Corporate expense:
  Salaries and benefits                 (6.0)       (7.0)      (12.2)    (14.3)
  Other                                (10.0)      (18.1)      (23.3)    (28.9)
Interest expense                       (10.5)      (10.9)      (21.0)    (24.1)
Pension income                          18.7        16.8        37.7      33.6
Other income                             5.4         5.0         7.4      48.9
                                      ------      ------     -------   -------
                                      $ 18.5      $ 13.0     $ (72.6)  $  68.6
                                      ======      ======     =======   =======

      Discontinued results include the estimated realignment/restructure cost before pension income and results of operations sold at a gain, as well as those gains.

      Operating results for the second quarter and six months of 1994 for the aviation and electronics segment were adversely impacted by a charge of $11.3 million with respect to preliminary agreements to resolve four separate U.S. government contracting matters, three concerning the Company's Teledyne Electronics unit and one at its Teledyne Thermatics unit (see Note 8). The charge is included in selling and administrative expenses.

      Operating results for the first half of 1994 for the aviation and electronics segment was adversely affected by the charge of $112.5 million for an agreement with the U.S. government settling two civil cases relating to the Company's Teledyne Relays and Teledyne Systems units. The charge is included in selling and administrative expenses.

      Operating profit in the aviation and electronics segment included a charge of $10.0 million for the first half of 1993 for the settlement of certain U.S. government contracting matters relating to its Teledyne Electronics unit. The charge is included in selling and administrative expenses. Other income for the first half of 1993 included a gain on sale of Litton Industries, Inc. common stock of $40.4 million.

      Teledyne's non-cash pension income results from the amortization into income of the excess of plan assets over the estimated obligation. The amount recorded reflects the extent to which this non-cash income exceeds the current year's net cost of providing benefits.


Note 7.  Net Income Per Share -

      The weighted average number of shares of common stock used in the computation of net income per share for the three and six months ended
June 30, 1994 was 55,442,048 and 55,441,751, respectively, and 55,413,845 and
55,413,367, respectively, for the same periods in 1993.


Note 8.  Commitments and Contingencies -

      In its examination of the Company's federal tax returns, the Internal Revenue Service (IRS) had proposed the disallowance of deductions claimed by the Company of $48.7 million in 1984 and $38.2 million in 1985 for contributions to the Company's pension plans. The IRS could have taken the same position in its audit of tax years 1986 and 1987, where the claimed deductions for contributions to the pension plans totaled $37.7 million. The Company has reached a settlement of all four years with the IRS, subject to execution of a final agreement. Management does not believe that final resolution of this matter will have a material adverse effect on the Company's financial condition.

      The IRS had also proposed the disallowance of deductions claimed by the Company on behalf of a former wholly-owned insurance subsidiary with respect to insurance loss reserves of $269 million in 1984 and $115 million in 1985. As previously reported, the Company has reached a settlement with the IRS providing for no disallowance with respect to 1984 insurance loss reserves, and a disallowance of $22 million with respect to 1985 insurance loss reserves, subject to execution of a final agreement. This reserve adjustment is a timing adjustment which will result in the realization of offsetting tax benefits subsequent to the tax year at issue. Accordingly, pursuant to the tax agreement between the Company and its former subsidiary, the Company will bear only the interim interest cost and any costs resulting from a difference in tax rates
with respect to the adjustment.    Management does not believe that final
resolution of this matter will have a material adverse effect on the Company's financial condition.

      On May 31, 1994, the Company concluded the previously reported settlement for $112.5 million of two civil actions filed pursuant to the False Claims Act against the Company's Teledyne Systems and Teledyne Relays units. As part of the settlement, a third civil action brought pursuant to the False Claims Act relating to the Company's Teledyne Solid State unit has also been dismissed.

      On January 13, 1993, the Company's Teledyne Thermatics unit sought admission into the Department of Defense Voluntary Disclosure Program. Teledyne Thermatics was accepted into the program on April 2, 1993. On April 5, 1993 and August 13, 1993, the Company submitted interim Voluntary Disclosure Reports, and on May 10, 1994, submitted a final Voluntary Disclosure Report, describing a number of testing practices at variance from military specifications. On May 26, 1994, the Company agreed to pay $3.8 million to settle this matter. However, final resolution is subject to completion of the government's review and to the negotiation and execution of a mutually acceptable settlement agreement. The Company has established a reserve in connection with this matter of $3.8 million. Management does not believe that final resolution of this matter will have a material adverse effect on the Company's financial condition.

      On October 26, 1990, the Company's Teledyne Electronics unit sought admission into the Department of Defense Voluntary Disclosure Program, and was accepted into the program on March 5, 1991. Teledyne Electronics subsequently filed a Voluntary Disclosure Report with the U.S. government disclosing material handling practices at variance with military requirements in one of its military transponder programs. On November 15, 1991, Teledyne Electronics filed an Ancillary Report to its Voluntary Disclosure Report disclosing allegations relating to product quality in other transponder programs for the military. As previously reported, on July 28, 1993, the Company concluded a settlement with the U.S. government of claims arising out of the initial Voluntary Disclosure Report. On July 7, 1994, the Company reached an agreement in principle to settle for a total of $1.5 million the issues raised in the Ancillary Report together with those raised in one of two previously reported civil actions filed under seal pursuant to the False Claims Act in the U.S. District Court for the Central District of California concerning Teledyne Electronics. On July 19, 1994, the Company reached an agreement in principle with the U.S. government to settle for $6.0 million those issues raised in the second of the two previously reported civil actions filed under seal pursuant to the False Claims Act in the U.S. District Court for the Central District of California concerning Teledyne Electronics. Final agreement in each case is subject to government approvals and execution of a mutually acceptable settlement agreement. The Company has established a reserve in connection with these matters of $7.5 million. Management does not believe that final resolution of these matters will have a material adverse effect on the Company's financial condition.

     On August 15, 1990, federal agents executed a search warrant on and removed a number of documents relating to government-furnished materials from the Company's former Teledyne Neosho unit. In addition, several Teledyne Neosho employees received subpoenas to testify before a federal grand jury. As previously reported, the Company is further informed that it has been named as a defendant in a civil action filed pursuant to the False Claims Act in the U.S. District Court for the Western District of Missouri concerning Teledyne Neosho. The case remains under seal. The Company does not possess sufficient information to determine whether the Company will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

      On February 16, 1993, the Company received a subpoena from the National Aeronautics and Space Administration, Office of Inspector General, requesting documents relating to all aspects of the manufacture, test, sale and reliability of solid state relays at the Company's Teledyne Solid State unit. As previously reported, the Company is further informed that it has been named as a defendant in a civil action filed pursuant to the False Claims Act in the U.S. District Court for the Central District of California concerning the Company's Teledyne Solid State unit as well as the Company's Teledyne Relays unit. The case remains under seal. The Company does not possess sufficient information to determine whether the Company will sustain a material loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

      The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act concerning the procurement and quality control systems of the Company's Teledyne Controls unit. The U.S. government intervened in this matter on June 18, 1991, but withdrew following the Company's February 18, 1993 agreement to pay $2.15 million in partial settlement of the matter without admission of wrongdoing. The plaintiff was granted leave to pursue the remaining allegations in the case alone, and on April 23, 1993, filed a second amended complaint. On March 29, 1994, the Court dismissed the second amended complaint with leave to amend; plaintiff filed a third amended complaint on April 14, 1994. Plaintiff continues to allege that the actual damages to the United States cannot be ascertained, but estimates that the total damages to the United States exceed $120 million. Plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of up to $10,000 for any false claim made. Management does not believe that final resolution of this matter will have a material adverse effect on the Company's financial condition.

     On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against the Company's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. On March 22, 1994, the Court dismissed five of the seven charges brought against Teledyne Wah Chang Albany. Management believes that the government's evidence does not support the balance of the allegations contained in the indictment, and will contest the matter vigorously. At an arraignment on June 14, 1993, the Company entered a plea of not guilty. If the Company were found guilty of the remaining two charges, it could face fines totalling up to $3.55 million.

      On July 13, 1994, a grand jury impaneled by the United States District Court for the District of Columbia returned an indictment against four corporations and two individuals, including the Company's Teledyne Wah Chang Albany unit and one of its employees. The indictment stems from a U.S. government investigation of alleged violations of the U.S. export control laws relating to a 1988 sale of zirconium to Extraco, Ltd., a Greek company. Management believes the indictment is unwarranted and will contest the matter vigorously. According to a press release issued by the government, "the corporate defendants face fines in excess of $20 million" if convicted of all charges.

      As a result of the May 26, 1993, indictment, the United States Department of State temporarily suspended Teledyne Wah Chang Albany, effective July 26, 1993, from receiving licenses for export of products and services on the munitions list. This suspension will not have a material adverse affect on the financial condition of the Company. However, in the event of a conviction in either of the two cases, Teledyne Wah Chang Albany and conceivably the Company would be subject to debarment for a period of up to three years from receiving licenses for the export of products and services on the munitions list, and could be suspended for up to ten years from eligibility for commercial export licenses. The Company does not possess sufficient information to determine whether the Company will sustain a loss in either of these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

      The Company has been and is subject from time to time to various audits, reviews and investigations relating to the Company's compliance with federal and state laws. Should any unit involved be charged with wrongdoing, or should the U.S. government determine that the unit is not a "presently responsible contractor," that unit, and conceivably the Company, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. A suspension or debarment of the Company would have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, management is not presently aware of any such audit, review or investigation which it expects will have a material adverse effect on the Company's business or financial condition.

Note 9.  Subsequent Event -

      Effective July 13, 1994, the Company entered into a revolving credit agreement providing a total commitment of $135 million for three years which the Company may use for borrowings or letters of credit ($75 million letters of credit sublimit). Borrowings under the credit agreement, at the Company's election, bear interest at either a floating rate generally based on a defined prime rate or a fixed rate based on an interbank offered rate. A fee is charged on the amount of the unused commitment. The agreement contains restrictive covenants relating to net worth, investments, asset sales and material changes in lines of business. On July 18, 1994, the Company placed existing letters of credit of $56.25 million, which secure the principal amount of the promissory notes to the U.S. government (see Note 3), under the revolving credit agreement.

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

Aviation and Electronics
- ------------------------

      Sales from continuing operations decreased $12.8 million to $260.2 million from $273.0 million for the second quarter of 1994 compared to 1993 and decreased $53.0 million to $513.9 million from $566.9 million for the first half of 1994 compared to 1993. Sales decreases were the result of declining orders due to reduced defense spending and winding down of certain military programs, including unmanned aerial vehicles, airframe structures and electronics.

     Operating profit from continuing operations was $3.7 million for the second quarter of 1994 compared to $16.1 million for the same period of 1993. Operating loss from continuing operations was $98.2 million for the first half of 1994 compared to operating profit of $28.4 million for the first half of 1993. Operating results for the second quarter and six months of 1994 were adversely impacted by a charge of $11.3 million with respect to preliminary agreements to resolve four separate U.S. government contracting matters, three concerning the Company's Teledyne Electronics unit and one at its Teledyne Thermatics unit. In addition, operating results for 1994 were adversely affected by the decline in sales, the $112.5 million charge for an agreement with the U.S. government settling two civil cases relating to the Company's Teledyne Relays and Teledyne Systems units, and by approximately $3.5 million in charges taken for the Northridge, California earthquake. Operating profit for the first half of 1993 included a charge of $10.0 million for the settlement of certain U.S. government contracting matters relating to its Teledyne Electronics unit.

Specialty Metals
- ----------------

      Sales from continuing operations increased $18.2 million to $175.0 million from $156.8 million for the second quarter of 1994 compared to the same period of 1993 and increased $13.8 million to $338.0 million from $324.2 million for the first half of 1994 compared to 1993. These increases were due to improved sales of zirconium for a naval ship propulsion program and increased sales to the power generation and forged products markets, partially offset by reduced sales of nickel based products in the first quarter of 1994.

      Operating profit from continuing operations was $11.0 million for the second quarter of 1994 compared to $6.8 million for the same period of 1993 and $24.1 million for the first half of 1994 compared to $17.3 million for the same period of 1993. These increases in 1994 operating profit were due to higher margins on zirconium products and the improved sales performances discussed above.

Industrial
- ----------

     Sales from continuing operations decreased $21.1 million to $74.3 million from $95.4 million for the second quarter of 1994 compared to the same period of 1993 and decreased $21.8 million to $150.0 million from $171.8 million for the first half of 1994 compared to the same period of 1993. Sales related to military vehicle development declined, partially offset by increased sales of tank engines and crash fire rescue vehicles. In addition, sales of nitrogen cylinder systems for the metal stamping industry provided strong performance throughout the first half of 1994.

     Operating results from continuing operations decreased $5.8 million for the second quarter of 1994 compared to the same period of 1993 and $6.5 million for the first half of 1994 compared to the same period of 1993. The decreases in operating results were due to the decline in sales discussed above, cost overruns on the crash fire rescue vehicle program and bid and proposal costs on new land vehicle programs. In addition, the first half of 1994 includes a $1.8 million one-time nonoperational charge for postretirement health care and life insurance benefits.

Consumer
- --------

      Sales from continuing operations were $80.7 million for the second quarter of 1994 compared to $77.7 million for the same period of 1993 and $153.2 million for the first half of 1994 compared to $155.2 million for the same period of 1993. Sales increases for the second quarter and six months of 1994 reflected strong performances of shower and pool heater products. Sales of heating elements to original equipment manufacturers declined during the same periods. Year over year, segment sales for the first half of 1994 would have increased but for the completion in 1993 of a distribution arrangement to sell engines for an operation sold in 1992.

     Operating profit from continuing operations was $6.9 million for the second quarter of 1994 compared to $6.6 million for the same period of 1993 and $10.6 million for the first half of 1994 compared to $8.9 million for the same period of 1993. Operating profit increases were due to the improved product performances discussed above partially offset by new product development costs and declining sales of heating elements.


CORPORATE EXPENSE

      Corporate expense for salaries and benefits decreased $1.0 million to $6.0 million from $7.0 million for the second quarter of 1994 compared to the same period of 1993 and decreased $2.1 million to $12.2 million from $14.3 million for the first half of 1994 compared to the same period of 1993.

      Other corporate expense decreased $8.1 million to $10.0 million from $18.1 million for the second quarter of 1994 compared to the same period of 1993 and decreased $5.6 million to $23.3 million from $28.9 million for the first half of 1994 compared to the same period of 1993 primarily due to a decline in insurance costs for 1994, partially offset by insurance recoveries received in 1993 related to environmental matters.

PENSION INCOME

      Teledyne's non-cash pension income results from the amortization into income of the excess of plan assets over the estimated obligation. The amount recorded reflects the extent to which this non-cash income exceeds the current year's net cost of providing benefits. Pension income before tax increased to $18.7 million in the second quarter of 1994 from $16.8 million for the same period of 1993 and $37.7 million in the first half of 1994 from $33.6 million for the same period of 1993. This increase in pension income was a result of a reduction in the number of employees during 1993 and a better than expected return on pension assets, partially offset by a decrease in the discount rate, to seven from eight percent, used to calculate the pension benefit obligation in accordance with Financial Standards Board guidelines.

LITTON GAIN

     In 1993, the Company sold its investment in Litton common stock resulting in a $40.4 gain, included in other income.

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

FINANCIAL CONDITION

      The Company has been able to meet all cash requirements for the six months ended June 30, 1994 and 1993 with cash generated from operations and except for the potential effects of the matters discussed below, is not aware of any impending cash requirement or capital commitments which could not be met by internally generated funds or, if needed, the utilization of a revolving credit agreement. Effective July 13, 1994, the Company entered into a revolving credit agreement providing a total commitment of $135 million for three years which the Company may use for borrowings or letters of credit ($75 million letters of credit sublimit).

      In connection with the $112.5 million settlement discussed above, the Company paid the U.S. government $56.25 million in the second quarter of 1994 and agreed to pay an additional $56.25 million in two installments within approximately nine and fifteen months. The deferred payments, evidenced by promissory notes, incur interest at 6.75%. On July 18, 1994, the Company placed existing letters of credit of $56.25 million, which secure the principal amount of the promissory notes, under the revolving credit agreement.

OTHER MATTERS

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

     On August 15, 1990, federal agents executed a search warrant on and removed a number of documents relating to government-furnished materials from the Company's former Teledyne Neosho unit. In addition, several Teledyne Neosho employees received subpoenas to testify before a federal grand jury. As previously reported, the Company is further informed that it has been named as a defendant in a civil action filed pursuant to the False Claims Act in the U.S. District Court for the Western District of Missouri concerning Teledyne Neosho. The case remains under seal. The Company does not possess sufficient information to determine whether the Company will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

      On February 16, 1993, the Company received a subpoena from the National Aeronautics and Space Administration, Office of Inspector General, requesting documents relating to all aspects of the manufacture, test, sale and reliability of solid state relays at the Company's Teledyne Solid State unit. As previously reported, the Company is further informed that it has been named as a defendant in a civil action filed pursuant to the False Claims Act in the U.S. District Court for the Central District of California concerning the Company's Teledyne Solid State unit as well as the Company's Teledyne Relays unit. The case remains under seal. The Company does not possess sufficient information to determine whether the Company will sustain a material loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

     On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against the Company's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. On March 22, 1994, the Court dismissed five of the seven charges brought against Teledyne Wah Chang Albany. Management believes that the government's evidence does not support the balance of the allegations contained in the indictment, and will contest the matter vigorously. At an arraignment on June 14, 1993, the Company entered a plea of not guilty.
If the Company were found guilty of the remaining two charges, it could face fines totalling up to $3.55 million.

      On July 13, 1994, a grand jury impaneled by the United States District Court for the District of Columbia returned an indictment against four corporations and two individuals, including the Company's Teledyne Wah Chang Albany unit and one of its employees. The indictment stems from a U.S. government investigation of alleged violations of the U.S. export control laws relating to a 1988 sale of zirconium to Extraco, Ltd., a Greek company. Management believes the indictment is unwarranted and will contest the matter vigorously. According to a press release issued by the government, "the corporate defendants face fines in excess of $20 million" if convicted of all charges.

      As a result of the May 26, 1993, indictment, the United States Department of State temporarily suspended Teledyne Wah Chang Albany, effective July 26, 1993, from receiving licenses for export of products and services on the munitions list. This suspension will not have a material adverse affect on the financial condition of the Company. However, in the event of a conviction in either of the two cases, Teledyne Wah Chang Albany and conceivably the Company would be subject to debarment for a period of up to three years from receiving licenses for the export of products and services on the munitions list, and could be suspended for up to ten years from eligibility for commercial export licenses. The Company does not possess sufficient information to determine whether the Company will sustain a loss in either of these matters, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

      The Company has been and is subject from time to time to various audits, reviews and investigations relating to the Company's compliance with federal and state laws. Should any unit involved be charged with wrongdoing, or should the U.S. government determine that the unit is not a "presently responsible contractor," that unit, and conceivably the Company, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. A suspension or debarment of the Company would have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, management is not presently aware of any such audit, review or investigation which it expects will have a material adverse effect on the Company's business or financial condition.

      The Company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative proceedings at a number of sites under these laws. Many of these proceedings are at a preliminary stage, and it is difficult to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions required by governmental authorities, and the amount of the Company's liability, if any, in proportion to that of any other responsible parties. As further discussed in
Note 1 to the Company's consolidated financial statements in the December 31, 1993, Annual Report to shareholders, when it is possible to reasonably estimate the Company's liability with respect to these matters, provisions are made as appropriate. Based on facts presently known to it, management does not believe that the outcome of any one of these administrative proceedings will have a material adverse effect on the Company's financial condition.

                         PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

      In its examination of the Company's federal tax returns, the Internal Revenue Service (IRS) had proposed the disallowance of deductions claimed by the Company of $48.7 million in 1984 and $38.2 million in 1985 for contributions to the Company's pension plans. The IRS could have taken the same position in its audit of tax years 1986 and 1987, where the claimed deductions for contributions to the pension plans totaled $37.7 million. The Company has reached a settlement of all four years with the IRS, subject to execution of a final agreement. Management does not believe that final resolution of this matter will have a material adverse effect on the Company's financial condition.

      The Company has been in negotiation with the Commonwealth of Pennsylvania Department of Environmental Resources (DER) for resolution of alleged violations of Pennsylvania's Solid Waste Management Act and Clean Streams Law at the Company's Scottdale, Pennsylvania facility. By letter dated April 26, 1994, the DER submitted a proposed Consent Order and Agreement which requires the Company to undertake an investigation and remediation of the site. By letter dated
May 3, 1994, the DER proposed a civil penalty in connection with the matter of $900,000. Management does not believe a penalty of the magnitude proposed by the DER is warranted and will contest the matter vigorously.

      On May 31, 1994, the Company concluded the previously reported settlement for $112.5 million of two civil actions filed pursuant to the False Claims Act against the Company's Teledyne Systems and Teledyne Relays units. As part of the settlement, a third civil action brought pursuant to the False Claims Act relating to the Company's Teledyne Solid State unit has also been dismissed.

      On January 13, 1993, the Company's Teledyne Thermatics unit sought admission into the Department of Defense Voluntary Disclosure Program. Teledyne Thermatics was accepted into the program on April 2, 1993. On April 5, 1993 and August 13, 1993, the Company submitted interim Voluntary Disclosure Reports, and on May 10, 1994, submitted a final Voluntary Disclosure Report, describing a number of testing practices at variance from military specifications. On May 26, 1994, the Company agreed to pay $3.8 million to settle this matter. However final resolution is subject to completion of the government's review and to the negotiation and execution of a mutually acceptable settlement agreement. The Company has established a reserve in connection with this matter of $3.8 million. Management does not believe that final resolution of this matter will have a material adverse effect on the Company's financial condition.

      On October 26, 1990, the Company's Teledyne Electronics unit sought admission into the Department of Defense Voluntary Disclosure Program, and was accepted into the program on March 5, 1991. Teledyne Electronics subsequently filed a Voluntary Disclosure Report with the U.S. government disclosing material handling practices at variance with military requirements in one of its military transponder programs. On November 15, 1991, Teledyne Electronics filed an Ancillary Report to its Voluntary Disclosure Report disclosing allegations relating to product quality in other transponder programs for the military. As previously reported, on July 28, 1993, the Company concluded a settlement with the U.S. government of claims arising out of the initial Voluntary Disclosure Report. On July 7, 1994, the Company reached an agreement in principle to settle for a total of $1.5 million the issues raised in the Ancillary Report together with those raised in one of two previously reported civil actions filed under seal pursuant to the False Claims Act in the U.S. District Court for the Central District of California concerning Teledyne Electronics. On July 19, 1994, the Company reached an agreement in principle with the U.S. government to settle for $6.0 million those issues raised in the second of the two previously reported civil actions filed under seal pursuant to the False Claims Act in the U.S. District Court for the Central District of California concerning Teledyne Electronics. Final agreement in each case is subject to government approvals and execution of a mutually acceptable settlement agreement. The Company has established a reserve in connection with these matters of $7.5 million. Management does not believe that final resolution of these matters will have a material adverse effect on the Company's financial condition.

      On July 13, 1994, a grand jury impaneled by the United States District Court for the District of Columbia returned an indictment against four corporations and two individuals, including the Company's Teledyne Wah Chang Albany unit and one of its employees. The indictment stems from a U.S. government investigation of alleged violations of the U.S. export control laws relating to a 1988 sale of zirconium to Extraco, Ltd., a Greek company. Management believes the indictment is unwarranted and will contest the matter vigorously. According to a press release issued by the government, "the corporate defendants face fines in excess of $20 million" if convicted of all charges.

     In the event of a conviction, Teledyne Wah Chang Albany and conceivably the Company would be subject to debarment for a period of up to three years from receiving licenses for the export of products and services on the munitions list, and could be suspended for up to ten years from eligibility for commercial export licenses. The Company does not possess sufficient information to determine whether the Company will sustain a loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

      The Company has been and is subject from time to time to various audits, reviews and investigations relating to the Company's compliance with federal and state laws. Should any unit involved be charged with wrongdoing, or should the U.S. government determine that the unit is not a "presently responsible contractor," that unit, and conceivably the Company, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. A suspension or debarment of the Company would have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, management is not presently aware of any such audit, review or investigation which it expects will have a material adverse effect on the Company's business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

At Teledyne's Annual Meeting of Shareholders held on April 27, 1994, the following proposals were adopted showing the final vote tabulation:

                              Votes For    Votes Against Abstained   No Vote
                              ---------    ------------- ---------   -------

1.  To elect a Board of Directors

      Nominee
- -------------------
George Kozmetsky              45,397,809        635,928          -         -
Donald B. Rice                45,373,605        660,132          -         -
George A. Roberts             45,392,057        641,680          -         -
William P. Rutledge           45,379,055        654,682          -         -
Fayez Sarofim                 45,404,577        629,160          -         -
Henry E. Singleton            45,385,694        648,043          -         -


2.  To adopt the Company's
    1994 Long-term
    Incentive Plan            40,638,982      4,456,095    894,052    44,608


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Not applicable.

     (b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1994.

                                 SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 TELEDYNE, INC.
                                     -----------------------------------------
                                                  (Registrant)



Date:  July 25, 1994             By  /S/ Donald B. Rice
                                     -------------------------------------------

                                     Donald B. Rice
                                     President and
                                     Chief Operating Officer



Date:  July 25, 1994             By  /S/ Douglas J. Grant
                                     -------------------------------------------

                                     Douglas J. Grant
                                     Treasurer