Form 10-Q
period 1994-09-30
TELEDYNE INC
filed 1994-10-20
CIK 96935

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1994
                                      OR
        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                      N/A
- ---------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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


         At October 20, 1994, Registrant had outstanding 55,448,548 shares of its Common Stock.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                        TELEDYNE, INC. AND SUBSIDIARIES
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

               (In millions except share and per share amounts)

                                                September 30,    December 31,
                                                    1994             1993
                                                -------------    ------------
                                                 (Unaudited)
ASSETS
- ------

Current Assets:
Cash and marketable securities                     $     62.4        $  155.0
Receivables                                             379.6           332.4
Inventories                                             204.6           172.6
Deferred income taxes                                   116.0           123.0
Prepaid expenses                                         21.3            20.5
                                                   ----------        --------
   Total current assets                                 783.9           803.5
Property and Equipment                                  295.4           318.8
Prepaid Pension Cost                                    331.4           280.3
Deferred Income Taxes                                    15.7            24.0
Other Assets                                             76.0            51.2
                                                   ----------        --------
                                                   $  1,502.4        $1,477.8
                                                   ==========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
Accounts payable                                   $    102.8        $  106.9
Current portion of long-term debt                        58.9             3.3
Accrued liabilities                                     351.0           338.1
                                                   ----------        --------
   Total current liabilities                            512.7           448.3
Long-Term Debt                                          356.7           356.6
Accrued Postretirement Benefits                         276.5           277.5
Other Long-Term Liabilities                             100.7           114.9
                                                   ----------        --------
                                                      1,246.6         1,197.3
                                                   ----------        --------
Shareholders' Equity:
Common stock, $1.00 par value, 100,000,000 shares
   authorized, 55,448,548 shares at September 30,
   1994 and 55,439,048 shares at December 31, 1993
   issued and outstanding                                55.4            55.4
Additional paid-in capital                               35.1            34.9
Retained earnings                                       161.9           186.7
Currency translation adjustment                           3.2             3.5
Net unrealized appreciation                               0.2               -
                                                   ----------        --------
   Total shareholders' equity                           255.8           280.5
                                                   ----------        --------
                                                   $  1,502.4        $1,477.8
                                                   ==========        ========

The accompanying notes are an integral part of these statements.

                        TELEDYNE, INC. AND SUBSIDIARIES
                        -------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                    (In millions except per share amounts)

                                  (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                    -------------------   -------------------
                                      1994       1993       1994       1993
                                    --------   --------   --------   --------

Sales                               $  578.1   $  597.9   $1,746.8   $1,858.8

Costs and Expenses*:
Cost of sales                          431.8      459.5    1,318.4    1,429.6
Selling and administrative
  expenses                             106.5      110.5      449.9      349.3
Interest expense                        11.3       10.4       32.3       34.5
Realignment/restructure                 (0.3)         -       (2.6)       8.2
                                    --------   --------   --------   --------
                                       549.3      580.4    1,798.0    1,821.6
                                    --------   --------   --------   --------
Earnings (Loss) Before Other Income     28.8       17.5      (51.2)      37.2
Other Income                             2.0        2.7        9.4       51.6
                                    --------   --------   --------   --------
Income (Loss) before Income Taxes,
  Extraordinary Loss and Cumulative
  Effect of Accounting Change           30.8       20.2      (41.8)      88.8

Provision (Credit) for Income Taxes     11.5        5.0      (17.0)      31.7
                                   ---------   --------   --------   --------
Income (Loss) before Extraordinary
  Loss and Cumulative Effect of
  Accounting Change                     19.3       15.2      (24.8)      57.1

Extraordinary Loss on
  Redemption of Debt                       -          -          -       (3.7)

Cumulative Effect of
  Accounting Change                        -          -          -     (185.6)
                                   ---------   --------   --------   --------

Net Income (Loss)                   $   19.3   $   15.2   $  (24.8)  $ (132.2)
                                   =========   ========   ========   ========

Income (Loss) Per Share:
  Before extraordinary loss and
    cumulative effect of
    accounting change               $   0.35   $   0.27   $  (0.45)  $   1.03
  Extraordinary loss on
    redemption of debt                     -          -          -      (0.07)
  Cumulative effect of
    accounting change                      -          -          -      (3.35)
                                    --------   --------   --------   --------
Net Income (Loss) Per Share         $   0.35   $   0.27   $  (0.45)  $  (2.39)
                                    ========   ========   ========   ========

Cash Dividends Per Share            $      -   $   0.20   $      -   $   0.60
                                    ========   ========   ========   ========

* Includes a credit of non-cash pension income of $18.9 million and $56.6 million for the third quarter and nine months of 1994 and $15.9 million and $49.5 million for the same periods in 1993.

The accompanying notes are an intregal part of these statements.

                        TELEDYNE, INC. AND SUBSIDIARIES
                        -------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                 (In millions)

                                  (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                              1994     1993
                                                            -------  --------
Operating Activities:
  Net loss                                                  $ (24.8) $(132.2)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment    56.5     59.4
    Decrease (increase) in receivables                        (52.2)    14.4
    Increase in prepaid pension cost                          (51.1)   (43.9)
    Decrease (increase) in inventories                        (34.5)     0.5
    Decrease (increase) in deferred income taxes               15.2    (67.3)
    Increase in accounts payable and accrued liabilities       15.2      1.8
    Realignment/Restructure                                    (2.6)     8.2
    Increase (decrease) in accrued postretirement benefits     (1.0)   303.5
    Gain on sale of Litton common stock                           -    (40.4)
    Other, net                                                (32.5)   (15.8)
                                                            -------  -------
  Net cash provided by (used in) operating activities        (111.8)    88.2
                                                            -------  -------

Investing Activities:
  Proceeds from the sale of marketable securities              88.6    140.5
  Net decrease in short-term investments                       12.5     22.5
  Purchases of marketable securities                           (8.0)   (70.4)
                                                            -------  -------
    Net proceeds from sale of marketable securities            93.1     92.6
  Purchases of property and equipment                         (41.1)   (56.1)
  Proceeds from the sale of businesses                          7.2        -
  Collection of notes receivable from
    the sales of businesses                                     2.8     17.1
  Other, net                                                    4.8      1.9
                                                            -------  -------
  Net cash provided by investing activities                    66.8     55.5
                                                            -------  -------

Financing Activities:
  Increase in long-term debt                                   56.7        -
  Decrease in checks outstanding                               (6.5)    (1.0)
  Reduction of long-term debt                                  (3.3)  (101.1)
  Cash dividends                                                  -    (33.2)
  Other, net                                                    0.2      0.3
                                                            -------  -------
  Net cash provided by (used in) financing activities          47.1   (135.0)
                                                            -------  -------

  Increase in cash                                          $   2.1  $   8.7
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

                       TELEDYNE, INC. AND SUBSIDIARIES
                       -------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


Note 1.  Consolidated Financial Statements -

     The interim consolidated financial statements of Teledyne, Inc. and subsidiaries have not been examined by independent public accountants; however, in the opinion of the Company, all adjustments (which include only recurring normal adjustments and the adjustments discussed below) required for a fair presentation of the financial position as of September 30, 1994 and the results of operations and cash flows for the nine months ended September 30, 1994 and 1993, have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1993 annual report to shareholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain amounts for 1993 have been reclassified to conform with the 1994 presentation.


Note 2.  Inventories -

     Inventories were as follows (in millions):

                                                 September 30,   December 31,
                                                     1994            1993
                                                 -------------   ------------

Raw materials and work-in process                    $ 314.8        $ 257.1
Finished goods                                          50.0           49.0
                                                     -------        -------
                                                       364.8          306.1
Progress payments                                     (160.2)        (133.5)
                                                     -------        -------
                                                     $ 204.6        $ 172.6
                                                     =======        =======

Note 3.  Long-term Debt -

     In 1994, the Company settled with the U.S. government two civil cases relating to its Teledyne Relays and Systems units. In connection with the settlement, the Company paid the U.S. government $56.25 million in the second quarter of 1994 and agreed to pay an additional $56.25 million in two installments in March and September 1995. The deferred payments, evidenced by promissory notes, incur interest at 6.75% and are secured by irrevocable letters of credit.

     Effective July 13, 1994, the Company entered into a credit agreement providing a total commitment of $135.0 million for three years which the Company may use for borrowings or letters of credit ($75 million letters of credit sublimit). Borrowings under the credit agreement, at the Company's election, bear interest at either a floating rate generally based on a defined prime rate or a fixed rate based on an interbank offered rate. A fee is charged on the amount of the unused commitment. The agreement contains restrictive covenants relating to net worth, investments, asset sales and material changes in lines of business. On July 18, 1994, the Company placed existing letters of credit of $56.25 million, which secure the principal amount of the promissory notes to the U.S. government, under the credit agreement.

     In 1993, the Company redeemed at par $100 million of its 10% Subordinated Debenture due 2004, Series C resulting in an extraordinary loss of $6.0 million ($3.7 million, net of tax).

Note 4.  Supplemental Balance Sheet Information -

     Cash and marketable securities were as follows (in millions):

                                                 September 30,   December 31,
                                                     1994            1993
                                                 -------------   ------------

Cash                                                 $  16.8        $  14.7
United States Treasury notes, at amortized
  cost                                                  33.7          115.3
Gross unrealized losses on
  United States Treasury notes                          (0.6)             -
Repurchase agreements, at cost, which
  approximates market                                   12.5           25.0
                                                     -------        -------
                                                     $  62.4        $ 155.0
                                                     =======        =======

     On January 1, 1994, the Company changed its accounting for investments in debt and equity securities to comply with the provisions of Statement of Financial Accounting Standards No. 115. The statement requires that these investments be classified as either held-to-maturity, trading or available-for-sale. The Company's investments in debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. As of September 30, 1994, the Company's investments in debt securities mature within four years.

     Property and equipment is presented net of accumulated depreciation and amortization of $550.7 million at September 30, 1994 and $508.5 million at December 31, 1993.

     Accounts payable included $15.6 million at September 30, 1994 and $22.1 million at December 31, 1993 for checks outstanding in excess of cash balances.

Note 5.  Shareholders' Equity -

     In 1994, the Company's Board of Directors approved the Teledyne, Inc. 1994 Long-Term Incentive Plan which allows for issuance of restricted stock, stock options and stock appreciation rights cvering 2,500,000 shares of the Company's common stock. In addtion, the Board rescinded its 1993 admendment to the 1990 Stock Option Plan increasing by 2,500,000 the number of shares available for exercise.

Note 6.  Dispositions -

     During the third quarter of 1994, Teledyne signed a Letter of Intent with Litton Industries, Inc. whereby Litton would acquire for cash substantially all of the business and assets of Teledyne Electronic Systems. The proposed agreement, which is subject to execution of a definitive purchase agreement, review by government regulatory agencies, due diligence by Litton and approval by Boards of Directors of both companies, is expected to be consummated by the end of 1994.

Note 7.  Business Segments -

     Information on the Company's business segments for the three and nine months ended September 30, 1994 and 1993 was as follows (in millions):

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                    -------------------   -------------------
                                      1994       1993       1994       1993
                                    --------  ---------   --------   --------

Sales:

Aviation and electronics:
  Continuing                        $  222.0   $  226.0   $  658.2   $  710.4
  Discontinued                          29.5       39.2      107.2      133.0
                                    --------   --------   --------   --------
                                       251.5      265.2      765.4      843.4
                                    --------   --------   --------   --------

Specialty metals:
  Continuing                           166.6      155.8      504.6      480.0
  Discontinued                           0.4        1.6        1.3        6.4
                                    --------   --------   --------   --------
                                       167.0      157.4      505.9      486.4
                                    --------   --------   --------   --------

Industrial:
  Continuing                            78.6       83.2      228.6      255.0
  Discontinued                           3.2       12.9       15.9       39.6
                                    --------   --------   --------   --------
                                        81.8       96.1      244.5      294.6
                                    --------   --------   --------   --------

Consumer:
  Continuing                            77.8       79.2      231.0      234.4
  Discontinued                             -          -          -          -
                                    --------   --------   --------   --------
                                        77.8       79.2      231.0      234.4
                                    --------   --------   --------   --------
Total:
  Continuing                           545.0      544.2    1,622.4    1,679.8
  Discontinued                          33.1       53.7      124.4      179.0
                                    --------   --------   --------   --------
                                    $  578.1   $  597.9   $1,746.8   $1,858.8
                                    ========   ========   ========   ========

Income (Loss) before Income Taxes, Extraordinary Loss and
 Cumulative Effect of Accounting Change:

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                    -------------------   -------------------
                                      1994       1993       1994       1993
                                    --------   --------   --------   --------
Aviation and electronics:
  Continuing                        $   20.9   $   15.8   $  (39.0)  $   48.0
  Discontinued                           1.4       (3.0)     (38.9)     (17.1)
  Pension Income                         3.9        3.4       11.8       10.3
                                    --------   --------   --------   --------
                                        26.2       16.2      (66.1)      41.2
                                    --------   --------   --------   --------

Specialty metals:
  Continuing                             7.6       11.5       31.7       28.8
  Discontinued                             -          -        5.3       (0.1)
  Pension Income                         3.5        2.4       10.5        7.3
                                    --------   --------   --------   --------
                                        11.1       13.9       47.5       36.0
                                    --------   --------   --------   --------

Industrial:
  Continuing                             2.5        3.3        2.5        9.8
  Discontinued                           0.5        0.7        2.5        4.3
  Pension Income                        10.5        9.3       31.5       29.2
                                    --------   --------   --------   --------
                                        13.5       13.3       36.5       43.3
                                    --------   --------   --------   --------

Consumer:
  Continuing                             4.0        4.2       14.6       13.1
  Discontinued                             -        0.2       (3.0)      (0.7)
  Pension Income                         0.1        0.1        0.2        0.4
                                    --------   --------   --------   --------
                                         4.1        4.5       11.8       12.8
                                    --------   --------   --------   --------
Total:
  Continuing                            35.0       34.8        9.8       99.7
  Discontinued                           1.9       (2.1)     (34.1)     (13.6)
                                    --------   --------   --------   --------
                                        36.9       32.7      (24.3)      86.1
                                    --------   --------   --------   --------

Corporate expense:
  Salaries and benefits                 (4.6)      (4.5)     (16.8)     (18.8)
  Other                                (11.1)     (16.2)     (34.4)     (45.1)
Interest expense                       (11.3)     (10.4)     (32.3)     (34.5)
Pension income                          18.9       15.9       56.6       49.5
Other income                             2.0        2.7        9.4       51.6
                                    --------   --------   --------   --------
                                    $   30.8   $   20.2   $  (41.8)  $   88.8
                                    ========   ========   ========   ========

     Discontinued results include the estimated realignment/restructure cost before pension income and results of operations sold at a gain, as well as those gains. As a result of the impending sale of Teledyne Electronic Systems, sales and operating results for the unit have been reclassified and are presented in discontinued results of the aviation and electronics segment.

     Operating results from continuing operations for the nine months of 1994 for the aviation and electronics segment were adversely impacted by charges of $88.8 million for an agreement and preliminary agreement to resolve U.S. government contracting matters concerning the Company's Teledyne Relays and Thermatics units. The charges are included in selling and administrative expenses.

     Discontinued results for the nine months of 1994 and 1993 for the aviation and electronics segment included charges of $35.0 million and $10.0 million, respectively, for agreements and preliminary agreements to resolve U.S. government contracting matters related to business units of Teledyne Electronic Systems. The charges are included in selling and administrative expenses.

     Other income for the nine months of 1993 included a gain on sale of Litton Industries, Inc. common stock of $40.4 million.

     Teledyne's non-cash pension income results primarily from the amortization into income of the excess of plan assets over the estimated obligation. The amount recorded reflects the extent to which this non-cash income exceeds the current year's net cost of providing benefits.


Note 8.  Net Income Per Share -

     The weighted average number of shares of common stock used in the computation of net income per share for the three and nine months ended September 30, 1994 was 55,446,334 and 55,443,279 respectively, and 55,418,265 and 55,415,000, respectively, for the same periods in 1993.


Note 9.  Commitments and Contingencies -

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

     The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act alleging generally that the Company's Teledyne Relays and Teledyne Solid State units falsified test certifications for switching devices supplied to the government. The plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of $5,000 to $10,000 for any false certification made. In addition to the claims alleged under the False Claims Act, plaintiff alleges three causes of action for wrongful termination under federal and state laws. The government intervened in the action on March 4, 1994, and the matter was unsealed on July 29, 1994. On October 4, 1994, plaintiff Charlie J. Hill and Registrant reached a partial settlement of the matter for $1.125 million, subject to government approval. Based on an ongoing internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether it will sustain a further loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

     On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against the Company's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. On March 22, 1994, the Court dismissed five of the seven charges brought against Teledyne Wah Chang Albany. Management believes the indictment is unwarranted, and will contest the matter vigorously. At an arraignment on June 14, 1993, the Company entered a plea of not guilty. If the Company were found guilty of the remaining two charges, it could face fines totalling up to $3.55 million.

     On July 13, 1994, a grand jury impaneled by the United States District Court for the District of Columbia returned an indictment against four corporations and two individuals, including the Company's Teledyne Wah Chang Albany unit and one of its employees. The indictment stems from a U.S. government investigation of alleged violations of the U.S. export control laws relating to a 1988 sale of zirconium to Extraco, Ltd., a Greek company. Management believes the indictment is unwarranted, and will contest the matter vigorously. According to a press release issued by the government, "the corporate defendants face fines in excess of $20 million" if convicted of all charges.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

     Teledyne is a diversified manufacturing corporation serving customers worldwide through 20 operating companies focused in four business segments:
Aviation and Electronics; Specialty Metals; Industrial; and Consumer.

RESULTS OF OPERATIONS

     Sales and operating profit for the Company's four business segments are discussed below.

Aviation and Electronics
- ------------------------

     Sales from continuing operations decreased $4.0 million to $222.0 million from $226.0 million for the third quarter of 1994 compared to 1993 and decreased $52.2 million to $658.2 million from $710.4 million for the nine months of 1994 compared to 1993. Sales decreases were the result of declining orders due to reduced government spending for defense, and the winding down and restructuring of certain military programs. These sales declines primarily affected airframe structures, ground power generators and unmanned aerial vehicles. The overall sales declines were partially offset by increased sales of aircraft engines for the general aviation market and tents for the U.S. armed forces.

     Operating profit from continuing operations was $20.9 million for the third quarter of 1994 compared to $15.8 million for the same period of 1993. The increase in 1994 third quarter operating profit was primarily due to the sales improvement of aircraft engines and lower costs related to government contracting issues. Excluding charges of $88.8 million for an agreement and preliminary agreement to resolve U.S. government contracting matters concerning the Company's Teledyne Relays and Thermatics units, operating profit was $49.8 million for the nine months of 1994 compared to $48.0 million for the same period of 1993. Operating results for the nine months of 1994 were adversely affected by the decline in sales.

     As previously announced, the Company has signed a Letter of Intent with Litton Industries, Inc. whereby Litton would acquire for cash substantially all of the business and assets of Teledyne Electronic Systems. The transaction would not include Teledyne Electronic Systems' Lewisburg, Tenn. operations or any real estate. Under the proposed agreement, it is anticipated that Litton will retain most of Teledyne Electronic Systems' Los Angeles area employees. The proposed agreement, which is subject to execution of a definitive purchase agreement, review by government regulatory agencies, due diligence by Litton and approval by Boards of Directors of both companies, is expected to be consummated by the end of 1994. Therefore, operating results for Teledyne Electronic Systems, including charges to resolve government contracting issues, have been reclassified and are presented in discontinued results. Discontinued results for the nine months of 1994 and 1993 included charges of $35.0 million and $10.0 million, respectively, for agreements and preliminary agreements to resolve U.S. government contracting matters related to business units of Teledyne Electronic Systems.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations - (Contiuned)
- -------------

Specialty Metals
- ----------------

     Sales from continuing operations increased $10.8 million to $166.6 million from $155.8 million for the third quarter of 1994 compared to the same period of 1993 and increased $24.6 million to $504.6 million from $480.0 million for the nine months of 1994 compared to 1993. These improvements in sales were primarily due to the general recovery in the economy particularly in the land-based transportation and power generation markets.

     Operating profit from continuing operations was $7.6 million for the third quarter of 1994 compared to $11.5 million for the same period of 1993 and $31.7 million for the nine months of 1994 compared to $28.8 million for the same period of 1993. The decrease in operating profit for the third quarter of 1994 was due primarily to lower margins on zirconium and nickel-based products, and costs associated with increasing titanium production capacity. The increase in operating profit for the nine months of 1994 was primarily due to the improved sales performance discussed above partially offset by lower margins on nickel-based products.

Industrial
- ----------

     Sales from continuing operations decreased $4.6 million to $78.6 million from $83.2 million for the third quarter of 1994 compared to the same period of 1993 and decreased $26.4 million to $228.6 million from $255.0 million for the nine months of 1994 compared to the same period of 1993. Sales related to military vehicle development and pressure relief valves declined, partially offset by increased sales of crash fire rescue vehicles and tank engines. In addition, sales of nitrogen cylinder systems for the metal stamping industry provided strong performance throughout 1994.

     Operating profit from continuing operations decreased $0.8 million to $2.5 million from $3.3 million for the third quarter of 1994 compared to the same period of 1993 and decreased $7.3 million to $2.5 million from $9.8 million for the nine months of 1994 compared to the same period of 1993. The decrease in operating profit for the 1994 third quarter was due to the decline in sales discussed above and bid and proposal costs on a new land vehicle program. In addition, operating profit for the nine months of 1994 was adversely affected by cost overruns on the crash fire rescue vehicle program, plant rationalization costs at Teledyne Fluid Systems and by a $1.8 million one-time nonoperational charge for postretirement health care and life insurance benefits.

Consumer
- --------

     Sales from continuing operations were $77.8 million for the third quarter of 1994 compared to $79.2 million for the same period of 1993 and $231.0 million for the nine months of 1994 compared to $234.4 million for the same period of 1993. Sales of heating elements to original equipment manufacturers declined for the third quarter and nine months of 1994. Sales increased in shower and laminate tube products during the same periods. Year over year, segment sales for the third quarter and nine months would have increased but for completion in 1993 of a distribution arrangement to sell engines for an operation sold in 1992.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations - (Continued)
- -------------

This distribution arrangement had sales for the 1993 third quarter and nine months of $2.0 million and $6.7 million, respectively.

     Operating profit from continuing operations was $4.0 million for the third quarter of 1994 compared to $4.2 million for the same period of 1993 and $14.6 million for the nine months of 1994 compared to $13.1 million for the same period of 1993. Operating profit for the third quarter and nine months of 1994 was adversely impacted by new product development costs, inculding oral health, water filter, and heater products, and plant rationalization costs at Teledyne Water Pik.

CORPORATE EXPENSE

     Corporate expense for salaries and benefits was $4.6 million for the third quarter of 1994 compared to $4.5 million for the same period of 1993 and $16.8 million for the nine months of 1994 compared to $18.8 million for the same period of 1993.

     Other corporate expense decreased $5.1 million to $11.1 million from $16.2 million for the third quarter of 1994 compared to the same period of 1993 and decreased $10.7 million to $34.4 million from $45.1 million for the nine months of 1994 compared to the same period of 1993 primarily due to a decline in insurance costs and legal expenses, partially offset by insurance recoveries received in 1993 related to environmental matters.

PENSION INCOME

     Teledyne's non-cash pension income results primarily from the amortization into income of the excess of plan assets over the estimated obligation. The amount recorded reflects the extent to which this non-cash income exceeds the current year's net cost of providing benefits. Pension income before tax increased to $18.9 million in the third quarter of 1994 from $15.9 million for the same period of 1993 and increased to $56.6 million in the nine months of 1994 from $49.5 million for the same period of 1993. This increase in pension income was a result of a reduction in the number of employees during 1993 and a better than expected return on pension assets, partially offset by a decrease in the discount rate, to seven from eight percent, used to calculate the pension benefit obligation in accordance with Financial Accounting Standards Board guidelines.

1993 INCOME TAX ADJUSTMENT

     Net income for the 1993 third quarter includes additional income of $3.9 million related to revaluing the Company's deferred tax asset as a result of enactment of the Omnibus Budget Reconciliation Act of 1993 which increased the corporate Federal income tax rate to 35 percent from 34 percent.

LITTON GAIN

     In 1993, the Company sold its investment in Litton common stock resulting in a $40.4 million gain, included in other income.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations - (Continued)
- -------------

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

FINANCIAL CONDITION

     The Company has been able to meet all cash requirements for the nine months ended September 30, 1994 and 1993 with cash generated from operations and except for the potential effects of the matters discussed below, is not aware of any impending cash requirement or capital commitments which could not be met by internally generated funds or, if needed, the utilization of a credit agreement. Effective July 13, 1994, the Company entered into a credit agreement providing a total commitment of $135 million for three years which the Company may use for borrowings or letters of credit ($75 million letters of credit sublimit).

     In 1994, the Company settled with the U.S. government two civil cases relating to its Teledyne Relays and Systems units. In connection with the settlement, the Company paid the U.S. government $56.25 million in the second quarter of 1994 and agreed to pay an additional $56.25 million in two installments in March and September 1995. The deferred payments, evidenced by promissory notes, incur interest at 6.75%. On July 18, 1994, the Company placed existing letters of credit of $56.25 million, which secure the principal amount of the promissory notes, under the credit agreement.

OTHER MATTERS

     Company subsidiaries perform work on a substantial number of defense contracts with the U.S. government. Many of these contracts include price redetermination clauses and most are terminable at the convenience of the government. Certain of these contracts are fixed-price or fixed-price incentive development contracts. There is substantial risk on such contracts that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the annual nature of the government appropriations and allocation process. A material reduction in U.S. government appropriations for defense programs may have an adverse effect on the Company's business, depending upon the specific defense programs affected by any such reduction.

     On August 15, 1990, federal agents executed a search warrant on and removed a number of documents relating to government-furnished materials from the Company's former Teledyne Neosho unit. In addition, several Teledyne Neosho

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations - (Continued)
- -------------

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

     The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act alleging generally that the Company's Teledyne Relays and Teledyne Solid State units falsified test certifications for switching devices supplied to the government. The plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of $5,000 to $10,000 for any false certification made. In addition to the claims alleged under the False Claims Act, plaintiff alleges three causes of action for wrongful termination under federal and state laws. The government intervened in the action on March 4, 1994, and the matter was unsealed on July 29, 1994. On October 4, 1994, plaintiff Charlie J. Hill and Registrant reached a partial settlement of the matter for $1.125 million, subject to government approval. Based on an ongoing internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether it will sustain a further loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

     On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. government export control laws. The indictment includes charges against the Company's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. On March 22, 1994, the Court dismissed five of the seven charges brought against Teledyne Wah Chang Albany. Management believes the indictment is unwarranted, and will contest the matter vigorously. At an arraignment on June 14, 1993, the Company entered a plea of not guilty. If the Company were found guilty of the remaining two charges, it could face fines totalling up to $3.55 million.

     On July 13, 1994, a grand jury impaneled by the United States District Court for the District of Columbia returned an indictment against four corporations and two individuals, including the Company's Teledyne Wah Chang Albany unit and one of its employees. The indictment stems from a U.S. government investigation of alleged violations of the U.S. export control laws relating to a 1988 sale of zirconium to Extraco, Ltd., a Greek company. Management believes the indictment is unwarranted, and will contest the matter vigorously. According to a press release issued by the government, "the corporate defendants face fines in excess of $20 million" if convicted of all charges.

     As a result of the May 26, 1993, indictment, the United States Department of State temporarily suspended Teledyne Wah Chang Albany, effective July 26, 1993, from receiving licenses for export of products and services on the

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations - (Continued)
- -------------

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

     The Company is subject to federal, state and local laws and regulations concerning the environment, and is currently participating in administrative proceedings at a number of sites under these laws. Many of these proceedings are at a preliminary stage, and it is difficult to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions required by governmental authorities, and the amount of the Company's liability, if any, in proportion to that of any other responsible parties.
As further discussed in Note 1 to the Company's consolidated financial statements in the December 31, 1993 Annual Report to shareholders, when it is possible to reasonably estimate the Company's liability with respect to these matters, provisions are made as appropriate. Based on the facts presently known to it, management does not believe that the outcome of any one of these administrative proceedings will have a material adverse effect on the Company's financial condition.

                           PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

     Registrant is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act in the United States District Court for the Central District of California, entitled United States of America, ex rel., Marianne D. Gendron v. Teledyne Controls and Teledyne, Inc. The action alleges defects in the procurement and quality control systems of Registrant's Teledyne Controls unit. The U.S. government intervened in this matter on June 18, 1991, but withdrew following Registrant's February 18, 1993, agreement to pay $2.15 million in partial settlement of the matter without admission of wrongdoing. The plaintiff was granted leave to pursue the remaining allegations in the case alone, and on April 23, 1993, filed a second amended complaint. On March 29, 1994, the Court dismissed the second amended complaint with leave to amend. The plaintiff filed a third amended complaint on April 14, 1994, which was dismissed by the Court on August 25, 1994. The dismissal was with prejudice with respect to certain issues, but allowed the plaintiff a last opportunity to plead with sufficient particularity the balance of her claims. By agreement dated October 7, 1994, the plaintiff acknowledged that she was unable to state the remaining claims with the requisite specificity, and agreed that she would not file a fourth amended complaint in consideration of Registrant's payment of her attorney's fees in the amount of $175,000.

     Registrant is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act in the United States District Court for the Central District of California, entitled United States of America ex rel. Charlie J. Hill and Charlie J. Hill v. Teledyne, Inc., Teledyne Industries, Inc., Teledyne Relays Division, Teledyne Solid State Division, Hall & Phillips, Phillips, Cohen & Goldstein, Hall & Associates, John R. Phillips, Carlyle W. Hall and Ann Carlson. The original complaint in the matter, filed on November 21, 1991, alleged generally that the Registrant's Teledyne Relays and Teledyne Solid State units had used improperly calibrated test equipment in the manufacture of switching devices. The first amended complaint, filed on November 10, 1993, adds allegations that Teledyne Relays and Teledyne Solid State falsified test certifications for switching devices supplied to the government, and seeks treble the damages allegedly sustained by the United States together with civil penalties of $5,000 to $10,000 for any false certification made. In addition to the claims alleged under the False Claims Act, the first amended complaint states three new causes of action for wrongful termination under federal and state laws. The government intervened in the action on March 4, 1994, and subsequently filed a second amended complaint alleging that Teledyne Solid State failed to conform to percent defective allowable ("PDA") testing requirements for solid state relays delivered to the United States, and raising several other testing issue reported by Teledyne Solid State to the government following a self audit in 1991. On July 1, 1994, plaintiff Charlie J. Hill filed a third amended complaint realleging the claims alleged in the first amended complaint and the government's second amended complaint, and raising other testing issues previously reported by Teledyne Solid State to the government. The Court unsealed the case on July 29, 1994. On October 4, 1994, plaintiff Charlie J. Hill and Registrant reached a settlement for $1.125 million of the PDA claims first alleged in the second amended complaint, subject to government approval. Based on an ongoing internal review, and after consultation with counsel, Registrant does not possess

- --------------------------

sufficient information to determine whether it will sustain a further loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, Registrant has not been able to identify the existence of a material loss contingency arising therefrom.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits -

          10.1  Credit Agreement dated July 12, 1994
          27    Financial Data Schedule

     (b) Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1994.

                                  SIGNATURES
                                  ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   TELEDYNE, INC.
                                      ------------------------------------
                                                    (Registrant)



Date:  October 20, 1994           By  /S/ Donald B. Rice
                                      ------------------------------------
                                      Donald B. Rice
                                      President and
                                      Chief Operating Officer



Date:  October 20, 1994           By  /S/ Douglas J. Grant
                                      -------------------------------------
                                      Douglas J. Grant
                                      Treasurer