Form 10-K
period 1994-12-31
TELEDYNE INC
filed 1995-01-25
CIK 96935

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1994

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ____ to ____

                  Commission File Number 1-5212

                         TELEDYNE, INC.
- -------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

             Delaware                             95-2282626
- ----------------------------------------    -----------------------
   (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)           Identification Number)

      1901 Avenue of the Stars
      Los Angeles, California                    90067-6046
- ----------------------------------------    -----------------------
(Address of Principal Executive Offices)         (Zip Code)

  Registrant's Telephone Number,
        Including Area Code                    (310) 277-3311
                                            -----------------------

   Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                        ON WHICH REGISTERED
- ----------------------------------------------  -----------------------

Common Stock, $1.00 Par Value                   New York Stock Exchange
                                                Pacific Stock Exchange
7% Subordinated Debentures Due 1999             New York Stock Exchange
10% Subordinated Debentures Due 2004, Series A New York Stock Exchange 10% Subordinated Debentures Due 2004, Series C New York Stock Exchange
- ----------------------------------------------  -----------------------
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
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

    At January 19, 1995, Registrant had outstanding 55,480,298 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $975.9 million, based on the closing price of $22 as reported on the Composite Tape. For purposes of the foregoing calculation, all directors and officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or officers is an affiliate.

               Documents Incorporated By Reference

Teledyne, Inc. proxy statement for 1995 - Part III

                             PART I

Item 1.  Business

    (a) Teledyne, Inc. (Registrant) was incorporated in the state of Delaware in 1960. Registrant is a diversified manufacturing corporation serving customers worldwide through 18 operating companies focused in four business segments: Aviation & Electronics; Specialty Metals; Industrial; and Consumer.

Sale of Teledyne Electronic Systems

    In January 1995, the Company sold substantially all of the business and assets of Teledyne Electronic Systems to Litton Industries, Inc. for cash. The transaction did not include Teledyne Electronic Systems' Lewisburg, Tenn. operations, its commercial encryption business or any real estate. Teledyne Electronic Systems is a major designer, developer, manufacturer and integrator of high-technology electronics systems and subsystems for military, aerospace, space and commercial applications.

Realignment/Restructure

    In July 1993, Teledyne undertook a major realignment for the company which consolidated its operating companies and eliminated 1,200 management and support positions. The intent of the realignment was to streamline operations in order to take full advantage of the opportunities available to the Company, address the increasingly complex business environment of the 1990's and beyond and better serve customers through more robust operating units.

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

    (b) and (c)(1)(i) Information regarding business segments is presented in
Note 10 on pages 13-19 through 13-21 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1994. Teledyne's individual divisions are responsible for marketing their products. Additional information regarding the Company's products and services is presented in the Outline of Products and Activities on pages 13-38 through 13-44 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1994.

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

    (c)(1)(v) and (c)(1)(vi) Not applicable.

    (c)(1)(vii) For the year ended December 31, 1994, approximately 32 percent of Registrant's revenues was attributable to U.S. government business. Sales by the Registrant to the U.S. government included sales by the aviation and electronics segment of $605.9 million in 1994, $742.9 million in 1993 and $772.8 million in 1992 and the industrial segment of $99.4 million in 1994, $134.6 million in 1993 and $149.8 million in 1992. Companies engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in U.S. government policies resulting from various domestic and international military and political developments. While Registrant's subsidiaries perform work on a substantial number of defense contracts, spanning many defense programs, a material reduction in U.S. government appropriations for defense may have an adverse effect on the Registrant's business, depending upon the defense programs affected.

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

    Additional information regarding business with the U.S. government is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-29 through 13-36 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1994.

    (c)(1)(viii) Registrant's backlog of confirmed orders was approximately $1.4 billion at December 31, 1994 and 1993. During the year ending December 31, 1995, it is anticipated that approximately 90.6 percent of confirmed orders on hand at December 31, 1994 will be filled. Backlog of confirmed orders of the aviation and electronics segment was $850.7 million at December 31, 1994 and $1.0 billion at December 31, 1993. During the year ending December 31, 1995, it is anticipated that approximately 95.7 percent of the confirmed orders on hand at December 31, 1994 for this segment will be filled.

    (c)(1)(ix) See (c)(1)(vii) above.

    (c)(1)(x) Intense competition exists with respect to most of Registrant's products and services in each of its principal business segments. During the year ended December 31, 1994, there were no material changes in the competitive conditions in the various industries in which Registrant competes. In view of the number and variety of its products and services, Registrant believes that it is not meaningful to state its relative position with respect to the market for any particular product or service, or group of products or services.

    (c)(1)(xi) Research and development is conducted by Registrant at its various operating locations both for its own account and for customers on a contract basis. Estimates of the components of research and development, including bid and proposal costs, for the years ended December 31, 1994, 1993 and 1992 included the following in millions:

                                          1994     1993     1992
                                         ------   ------   ------
Customer-Sponsored:
 Aviation and electronics segment        $173.9   $291.6   $295.5
 Industrial segment                        51.1     85.5    119.1
 Other                                      5.2      1.9      2.1
                                         ------   ------   ------
                                          230.2    379.0    416.7
                                         ------   ------   ------
Company-Sponsored:
 Aviation and electronics segment          39.7     40.6     40.1
 Other                                     26.2     23.4     29.3
                                         ------   ------   ------
                                           65.9     64.0     69.4
                                         ------   ------   ------

   Total Research and Development        $296.1   $443.0   $486.1
                                         ======   ======   ======

    (c)(1)(xii) Information regarding laws and regulations concerning the environment is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-35 and 13-36 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1994.

    (c)(1)(xiii) Registrant and its subsidiaries employ approximately 18,000 persons, 8,000 of whom are employed at companies in the aviation and electronics segment.

    (d)(1) During the years ended December 31, 1994, 1993, and 1992, Registrant and its subsidiaries did not engage in material manufacturing operations in foreign countries. Export sales by U.S. operations to customers in foreign countries represented approximately 16 percent in 1994, 15 percent in 1993 and 17 percent in 1992 of Registrant's sales.

    (d)(1)(i) and (d)(1)(ii) Not applicable.

    (d)(2) In the opinion of Registrant, there is no significant risk attendant to its foreign operations.

    (d)(3) Not applicable.

Item 2.  Properties

    Registrant owns manufacturing and research facilities at numerous locations as follows: aviation and electronics segment (2.3 million square feet), primarily in California and Alabama; specialty metals segment (3.4 million square feet), primarily in Oregon, Indiana and North Carolina; industrial segment (2.4 million square feet), primarily in Michigan and Pennsylvania; consumer segment (1.2 million square feet), primarily in Colorado and California.

    Registrant leases facilities as follows: aviation and electronics segment (3.9 million square feet), primarily in Alabama and California; specialty metals segment (0.8 million square feet), primarily in Massachusetts; industrial segment (0.1 million square feet); consumer segment (0.2 million square feet). The terms of these leases range from monthly tenancies to several years, and many may be renewed for additional periods at the option of Registrant.

    Registrant believes that its property and equipment, most of which is fully utilized in its operations, are well maintained and in good operating condition.


Item 3.  Legal Proceedings

    On October 29, 1992, Eugene J. Bass, a shareholder purporting to act derivatively on behalf of Registrant, commenced an action in the United States District Court for the Central District of California against certain of Registrant's directors and executive officers, a former employee of Registrant's Teledyne Relays unit, and Registrant as a "nominal" defendant. Subsequently, Herman and Lillian Krangel and Marshall Wolf joined the action as plaintiffs.
On February 26, 1993, plaintiffs filed a consolidated second amended complaint in the action which alleged, among other things, violations of RICO and the Securities Exchange Act of 1934, and breaches of fiduciary duty, in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Electro-Mechanisms, Teledyne Electronics, Teledyne Firth Sterling, Teledyne Neosho, Teledyne Relays, Teledyne Ryan Aeronautical, Teledyne Solid State, Teledyne Systems, Teledyne Thermatics and Teledyne Wah Chang Albany units, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The action seeks a declaratory judgment, treble the damages allegedly sustained by Registrant as a result of the alleged conduct, return of salaries and other remuneration received by the defendants, a declaration that the election of directors at Registrant's annual meetings in 1987 through 1992 is null and void, plaintiffs' costs and expenses, including attorneys' fees, and other appropriate relief. On August 19, 1993, the Court issued a memorandum decision dismissing plaintiffs' state law claims without prejudice to refiling in state court, dismissing plaintiffs' RICO and Securities Exchange Act claims without prejudice, and ordering plaintiffs to show cause why their RICO and Securities Exchange Act claims should not be dismissed with prejudice. After briefing by the parties, the Court entered an order on September 30, 1993, dismissing plaintiffs' RICO and Securities Exchange Act claims with prejudice. Plaintiffs filed a notice of appeal on October 4, 1993. Management does not believe that the outcome of this action is likely to have a material adverse effect on Registrant's financial condition.

    On December 7, 1993, following dismissal of their consolidated second amended complaint in the above-described action, Eugene J. Bass, Herman Krangel, Lillian Krangel and Marshall Wolf, shareholders purporting to act derivatively on behalf of Registrant, commenced an action in the Superior Court of the State of California, County of Los Angeles, against certain of Registrant's directors and executive officers, a former employee of Teledyne Relays, and Registrant as a "nominal" defendant. The complaint in this action alleges, among other things, breaches of fiduciary duty and gross mismanagement in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Electro-Mechanisms, Teledyne Electronics, Teledyne Firth Sterling, Teledyne Neosho, Teledyne Relays, Teledyne Ryan Aeronautical, Teledyne Solid State, Teledyne Systems, Teledyne Thermatics and Teledyne Wah Chang Albany units, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The action seeks a declaratory judgment, damages allegedly sustained by Registrant as a result of the alleged conduct, costs and expenses, including attorneys' fees, and other appropriate relief. Management does not believe that the outcome of this action is likely to have a material adverse effect on Registrant's financial condition.

    On February 11, 1993, Moise Katz and Harry Lewis, shareholders purporting to act derivatively on behalf of Registrant, commenced an action in the Superior Court of the State of California, County of Los Angeles, against certain of Registrant's directors and Registrant as a "nominal" defendant. The complaint alleges, among other things, gross negligence and breaches of fiduciary duty in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Relays and Teledyne Systems units, each of which has been subject to investigation by the U.S. government, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The complaint seeks damages sustained by Registrant as a result of the alleged conduct, plaintiffs' costs and expenses, including attorneys' fees, and other appropriate relief. On February 28, 1994, the Court entered an order dismissing the complaint with prejudice; plaintiffs filed a notice of appeal from the order on March 25, 1994. Management does not believe that the outcome of this action is likely to have a material adverse effect on Registrant's financial condition.

    On December 22, 1994, a putative class of Registrant's shareholders filed a complaint in the Superior Court of the State of California, County of Los Angeles, entitled Dominic Pignetti and Irene Pignetti v. William P. Rutledge, Donald B. Rice, Henry E. Singleton, George Kozmetsky, George A. Roberts, Fayez Sarofim and Teledyne, Inc., asserting a claim against Registrant and certain of its directors for breach of fiduciary duty. On January 9, 1995, a second putative class of Registrant's shareholders filed a virtually identical complaint in the Superior Court of the State of California, County of Los Angeles, entitled Michael Shores and Inga Kune v. William P. Rutledge, Donald B. Rice, Henry E. Singleton, George Kozmetsky, George A. Roberts, Fayez Sarofim and Teledyne, Inc. Plaintiffs in both actions principally contend that Registrant and its Board of Directors inappropriately rejected an unsolicited acquisition proposal from WHX Corporation ("WHX"), failed to negotiate with WHX for a higher price, and failed to engage in an auction of Registrant. By their complaints, plaintiffs seek declaratory relief certifying each of their respective cases as class actions, injunctive relief requiring the directors to announce their intentions, among other things, to take all steps necessary to enhance the value of Registrant, to auction Registrant to the highest bidder, and to facilitate an acquisition of Registrant, and unspecified monetary damages against the directors. The plaintiffs in both actions also request reimbursement of their respective costs and attorneys' fees. On December 29, 1994, one of the individual defendants removed the Pignetti case to the United States District Court for the CentralDistrict of California. Management does not believe that the outcome of the claims alleged in these actions is likely to have a material adverse effect on Registrant's financial condition.

    On August 15, 1990, federal agents executed a search warrant on and removed a number of documents relating to government-furnished materials from Registrant's former Teledyne Neosho unit. In addition, several Teledyne Neosho employees received subpoenas to testify before a federal grand jury. As previously reported, Registrant is further informed that it has been named as a defendant in a civil action filed pursuant to the False Claims Act in the U.S. District Court for the Western District of Missouri concerning Teledyne Neosho. The case remains under seal. Registrant does not possess sufficient information to determine whether Registrant will sustain a loss in these matters, or to reasonably estimate the amount of any such loss. Consequently, Registrant has not been able to identify the existence of a material loss contingency arising therefrom.

    Registrant is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act in the United States District Court for the Central District of California, entitled United States of America ex rel. Charlie J. Hill and Charlie J. Hill v. Teledyne, Inc., Teledyne Industries, Inc., Teledyne Relays Division, Teledyne Solid State Division, Hall & Phillips, Phillips, Cohen & Goldstein, Hall & Associates, John R. Phillips, Carlyle W. Hall and Ann Carlson. The original complaint in the matter, filed on November 21, 1991, alleged generally that the Registrant's Teledyne Relays and Teledyne Solid State units had used improperly calibrated test equipment in the manufacture of switching devices. The first amended complaint, filed on November 10, 1993, adds allegations that Teledyne Relays and Teledyne Solid State falsified test certifications for switching devices supplied to the government, and seeks treble the damages allegedly sustained by the United States together with civil penalties of $5,000 to $10,000 for any false certification made. In addition to the claims alleged under the False Claims Act, the first amended complaint states three new causes of action for wrongful termination under federal and state laws. The government intervened in the action on March 4, 1994, and subsequently filed a second amended complaint alleging that Teledyne Solid State failed to conform to percent defective allowable ("PDA") testing requirements for solid state relays delivered to the United States, and raising several other testing issues reported by Teledyne Solid State to the government following a self audit in 1991. On July 1, 1994, plaintiff Charlie J. Hill filed a third amended complaint realleging the claims alleged in the first amended complaint and the government's second amended complaint, and raising other testing issues previously reported by Teledyne Solid State to the government. The Court unsealed the case on July 29, 1994. On October 4, 1994, plaintiff Charlie J. Hill and Registrant reached a settlement for $1.125 million of the PDA claims first alleged in the second amended complaint. The government approved the settlement and subsequently, on December 20, 1994, withdrew from the case.
Based on an internal review, and after consultation with counsel, Registrant does not possess sufficient information to determine whether it will sustain a further loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, Registrant has not been able to identify the existence of a material loss contingency arising therefrom.

    On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment includes charges against the Registrant's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. At an arraignment on June 14, 1993, the Registrant entered a plea of not guilty. On March 22, 1994, the Court dismissed five of the seven charges brought against Teledyne Wah Chang Albany. If the Registrant were found guilty of the remaining two charges, it could face fines totalling up to $3.55 million.

    On July 13, 1994, a grand jury impaneled by the United States District Court for the District of Columbia returned an indictment against four corporations and two individuals, including the Registrant's Teledyne Wah Chang Albany unit and one of its employees. The indictment stems from a U.S. government investigation of alleged violations of the U.S. export control laws relating to a 1988 sale of zirconium to Extraco, Ltd., a Greek company. The Registrant entered a plea of not guilty on August 5, 1994. According to a press release issued by the government, "the corporate defendants face fines in excess of $20 million" if convicted of all charges.

    As a result of the May 26, 1993, indictment, the United States Department of State temporarily suspended Teledyne Wah Chang Albany, effective July 26, 1993, from receiving licenses for export of products and services on the munitions list. This suspension will not have a material adverse affect on the financial condition of the Registrant. However, in the event of a conviction in either of the two cases, Teledyne Wah Chang Albany and (although considered unlikely) conceivably the Registrant would be subject to debarment for a period of up to three years from receiving licenses for the export of products and services on the munitions list. In addition, the United States Department of Commerce could suspend Teledyne Wah Chang Albany and (although considered unlikely) conceivably the Registrant for up to ten years from eligibility for commercial export licenses. Finally, should the United States Department of Defense determine that Teledyne Wah Chang Albany is not a "presently responsible contractor," Teledyne Wah Chang Albany, and (although again considered unlikely) conceivably the Registrant, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts.

    The Registrant has established a reserve in the amount of $13 million in connection with negotiations for the resolution of the Teledyne Wah Chang matters. While there is no assurance that the negotiations will be concluded satisfactorily, management does not believe that additional liability incurred, if any, in connection with the ultimate outcome of these matters is likely to have a material adverse effect on the financial condition of the Registrant.

    Registrant has concluded its negotiation with the Commonwealth of Pennsylvania Department of Environmental Resources (DER) for resolution of alleged violations of Pennsylvania's Solid Waste Management Act and Clean Streams Law at Registrant's Scottdale, Pennsylvania facility. The settlement, which is subject to documentation, requires implementation of a groundwater remediation system, sediment remediation system and the evaluation and possible remediation of on-site soils. The total cost of the project is expected to be approximately $3.7 million. A civil penalty of $380,000 will be paid to finally resolve the matter, together with stipulated penalties of $3,000 annually during the period of groundwater remediation.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

    This information is presented on pages 13-26 and 13-37 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1994.


Item 6.  Selected Financial Data

    This information is presented on pages 13-27 and 13-28 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

    This information is presented on pages 13-29 through 13-36 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1994.


Item 8.  Financial Statements and Supplementary Data

    This information is presented on pages 13-1 through 13-26 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1994.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

    This information will be included in the Teledyne, Inc. proxy statement for 1995 which will be filed within 120 days of Registrant's year end and is hereby incorporated by reference to such proxy statement.


Item 11.  Executive Compensation

    This information will be included in the Teledyne, Inc. proxy statement for 1995 which will be filed within 120 days of Registrant's year end and is hereby incorporated by reference to such proxy statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

    This information will be included in the Teledyne, Inc. proxy statement for 1995 which will be filed within 120 days of Registrant's year end and is hereby incorporated by reference to such proxy statement.


Item 13.  Certain Relationships and Related Transactions

    This information will be included in the Teledyne, Inc. proxy statement for 1995 which will be filed within 120 days of Registrant's year end and is hereby incorporated by reference to such proxy statement.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1)  Consolidated Balance Sheets - December 31, 1994 and 1993

    Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1993 and 1992

    Report of Independent Public Accountants

    Notes to Consolidated Financial Statements

    (a)(3)  See the exhibit index.

    (b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1994

    (c) Included in 14(a)(3) above.

    (d) Included in 14(a)(2) above.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELEDYNE, INC.

                                    (Registrant)


Date:  January 24, 1995             By   /S/ William P. Rutledge
                                         _____________________________
                                         William P. Rutledge
                                         Director, Chairman of the Board
                                         and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and as of the date indicated.



Date:  January 24, 1995             By   /S/ William P. Rutledge
                                         ____________________________
                                         William P. Rutledge
                                         Director, Chairman of the Board
                                         and Chief Executive Officer



Date:  January 24, 1995             By   /S/ Donald B. Rice
                                         ____________________________
                                         Donald B. Rice
                                         Director, President and Chief
                                         Operating Officer


Date:  January 24, 1995             By   /S/ George A. Roberts
                                         ____________________________
                                         George A. Roberts
                                         Director


Date:  January 24, 1995             By   /S/ Henry E. Singleton
                                         ____________________________
                                         Henry E. Singleton
                                         Director


Date:  January 24, 1995             By   /S/ Douglas J. Grant
                                         ____________________________
                                         Douglas J. Grant
                                         Treasurer
                                         (Principal Financial Officer)


Date:  January 24, 1995             By   /S/ Dale G. Reid
                                         ____________________________
                                         Dale G. Reid
                                         Assistant Treasurer
                                         (Principal Accounting Officer)

                        TELEDYNE, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

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

By-Laws of Teledyne, Inc., as restated and amended and filed with the    3(ii)
Commission as Exhibit 3 to the Company's Form 8-K Report, dated
January 4, 1995, File No. 1-5212, and incorporated herein by reference.

Indenture dated as of June 1, 1969 between Continental Motors             4.1
Corporation and Bank of America National Trust and Savings Association, as supplemented by First Supplemental Indenture dated as of October 31, 1969 between Continental Motors Corporation and Bank of America National Trust and Savings Association and Second Supplemental Indenture dated as of December 16, 1969 between Teledyne, Inc. and Continental Motors Corporation and Security Pacific National Bank. Third Supplemental
Indenture dated as of July 12, 1994 between Teledyne, Inc. and Bank of America National Trust and Savings Association to Harris Trust
Company of California.

Indenture dated as of June 1, 1974 between Teledyne, Inc. and Union Bank, 4.2 as supplemented by Second Supplemental Indenture dated as of May 5, 1980 between Teledyne, Inc. and Union Bank, previously filed with the Commission as Exhibit 4 to the Company's Form 10-K Report for the year ended Decemnber 31, 1992, File No. 1-5212, and incorporated herein by reference.

Rights Agreement, dated as of January 4, 1995, between Teledyne, Inc.     4.3
and Chemical Trust Company of California as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Designation, Preferences and Rights of Series D Preferred Stock of Teledyne, Inc.;
as Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series D Preferred Stock, filed as Exhibit 4 to the Company's Form 8-K, dated January 4, 1995,
File No. 1-5212, and incorporated herein by reference.

Teledyne, Inc. 1990 Stock Option Plan, previously filed with the         10.1
Commission as Exhibit 10 to the Form 10-K Report for the year ended
December 31, 1990, File No. 1-5212, and incorporated herein by reference.

Summary of Teledyne, Inc. Executive Deferred Compensation Plan as        10.2
restated effective September 1, 1994.

Credit Agreement dated July 12, 1994, previously filed with the          10.3
Commission as Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ended September 30, 1994, File No. 1-5212 and incorporated
Herein by reference.

Teledyne, Inc. 1994 Long-Term Incentive Plan, previously filed with the 10.4 Commission as Exhibit A to the Company's proxy statement for 1994 and incorporated herein by reference.

Financial information from the Teledyne, Inc. annual report to             13
shareholders for the year ended December 31, 1994.

Subsidiaries of registrant                                                 21

Consent of independent public accountants                                  23

Financial Data Schedule                                                    27

     All other exhibits are not submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of Teledyne, Inc. and subsidiaries or notes thereto.