Form 10-Q
period 1995-03-31
TELEDYNE INC
filed 1995-04-19
CIK 96935

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1995
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ______

                  Commission File Number 1-5212



                          TELEDYNE, INC.
______________________________________________________________________________
      (Exact Name of Registrant as Specified in its Charter)



            Delaware                                  95-2282626
________________________________________   ________________________________
(State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                 Identification Number)



         2049 Century Park East
        Los Angeles, California                        90067-3101
________________________________________   ___________________________________
(Address of Principal Executive Offices)               (Zip Code)



                          (310) 277-3311
       ____________________________________________________
       (Registrant's Telephone Number, Including Area Code)

        1901 Avenue of the Stars, Los Angeles, California 90067-6046
- ------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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


      At April 14, 1995, Registrant had outstanding 55,525,298 shares of its Common Stock.


                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

         (In millions except share and per share amounts)

                                         March 31,       December 31,
                                           1995              1994
                                       ------------      ------------
                                        (Unaudited)
ASSETS
- ------

Current Assets:
Cash and marketable securities            $   33.8          $   29.7
Receivables                                  372.3             409.8
Inventories                                  228.0             196.9
Deferred income taxes                         93.8             104.9
Prepaid expenses                              12.2              16.5
                                          --------          --------
  Total current assets                       740.1             757.8
Property and Equipment                       296.4             304.3
Prepaid Pension Cost                         345.4             332.7
Other Assets                                 102.5              82.9
                                          --------          --------
                                          $1,484.4          $1,477.7
                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
Accounts payable                          $  114.4          $  162.0
Accrued liabilities                          290.7             303.6
                                          --------          --------
  Total current liabilities                  405.1             465.6
Long-Term Debt                               359.4             356.6
Accrued Postretirement Benefits              275.8             275.9
Deferred Income Taxes                         13.8                 -
Other Long-Term Liabilities                   92.7             106.6
                                          --------          --------
                                           1,146.8           1,204.7
                                          --------          --------
Preferred Stock, $15.00 par value,
  2,500,000 shares authorized, 550,620 shares
  at March 31, 1995 issued and outstanding     8.3                 -
                                          --------          --------

Shareholders' Equity:
Common stock, $1.00 par value,
  100,000,000 shares authorized,
  55,521,048 shares at March 31, 1995
  and 55,462,298 shares at
  December 31, 1994 issued and outstanding    55.5              55.5
Additional paid-in capital                    36.4              35.3
Retained earnings                            228.7             178.3
Other                                          8.7               3.9
                                          --------          --------
  Total shareholders' equity                 329.3             273.0
                                          --------          --------
                                          $1,484.4          $1,477.7
                                          ========          ========

The accompanying notes are an integral part of these statements.


                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------

              (In millions except per share amounts)

                           (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1995      1994
                                                     --------  --------

Sales                                                $  625.5  $  572.9

Costs and Expenses*:
Cost of sales                                           456.8     435.1
Selling and administrative expenses                     109.4     222.7
Interest expense                                         10.6      10.5
                                                     --------  --------
                                                        576.8     668.3
                                                     --------  --------
Earnings (Loss) Before Other Income                      48.7     (95.4)
Other Income, Net                                        54.2       4.3
                                                     --------  --------
Income (Loss) before Income Taxes                       102.9     (91.1)

Provision (Credit) for Income Taxes                      38.6     (36.0)
                                                     --------  --------

Net Income (Loss)                                    $   64.3  $  (55.1)
                                                     ========  ========

Net Income (Loss) Per Share                          $   1.16  $  (0.99)
                                                     ========  ========

Dividends Per Share                                  $   0.25  $      -
                                                     ========  ========

* Includes a credit of non-cash pension income of $21.1 million in 1995 and $19.0 million in 1994.

The accompanying notes are an integral part of these statements.


                     TELEDYNE, INC. AND SUBSIDIARIES
                     -------------------------------

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------

                              (In millions)

                               (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          1995       1994
                                                        --------   --------

Operating Activities:
 Net income (loss)                                      $   64.3   $  (55.1)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
  Gain on sale of businesses                               (49.8)         -
  Increase in inventories                                  (28.5)     (22.0)
  Decrease (increase) in deferred income taxes              22.4       (2.7)
  Depreciation and amortization of property and equipment   17.8       19.2
  Decrease (increase) in receivables                        13.3      (68.5)
  Increase in prepaid pension cost                         (12.7)     (17.8)
  Increase (decrease) in other long-term liabilities        (8.4)      25.2
  Increase in accounts payable and accrued liabilities       1.8      116.7
  Other, net                                                 0.6        4.0
                                                        --------   --------
 Net cash provided by (used in) operating activities        20.8       (1.0)
                                                        --------   --------

Investing Activities:
 Net decrease in short-term investments                      0.5       25.0
 Sale of marketable securities                                 -        5.0
                                                        --------   --------
  Net proceeds from sale of marketable securities            0.5       30.0
 Proceeds from the sale of businesses                       63.2          -
 Purchases of property and equipment                       (15.1)     (12.0)
 Purchase of business                                      (11.7)         -
 Other, net                                                  0.4        0.6
                                                        --------   --------
 Net cash provided by investing activities                  37.3       18.6
                                                        --------   --------

Financing Activities:
 Decrease in checks outstanding                            (62.2)     (19.4)
 Increase (reduction) of long-term debt                     13.2       (2.2)
 Cash dividends                                             (5.6)         -
 Proceeds from issuance of common stock                      1.1          -
 Other, net                                                    -        0.1
                                                        --------   --------
 Net cash used in financing activities                     (53.5)     (21.5)
                                                        --------   --------

 Increase (decrease) in cash                            $    4.6   $   (3.9)
                                                        ========   ========

Non cash transactions:
 Preferred stock dividend                               $    8.3   $      -
                                                        ========   ========

 Long-term debt assumed with the purchase of business   $    3.0   $      -
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


                   TELEDYNE, INC. AND SUBSIDIARIES
                   -------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------


Note 1.  Consolidated Financial Statements -

   The interim consolidated financial statements of Teledyne, Inc. and subsidiaries have not been examined by independent public accountants; however, in the opinion of the Company, all adjustments (which include only recurring normal adjustments and the adjustments discussed below) required for a fair presentation of the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994, have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain amounts for 1994 have been reclassified to conform with the 1995 presentation.


Note 2.  Inventories -

   Inventories were as follows (in millions):

                                          March 31,       December 31,
                                            1995              1994
                                        -------------     ------------

Raw materials and work-in-process          $ 300.9           $ 301.9
Finished goods                                49.4              47.2
                                           -------           -------
                                             350.3             349.1
Progress payments                           (122.3)           (152.2)
                                           -------           -------
                                           $ 228.0           $ 196.9
                                           =======           =======

Note 3.  Supplemental Balance Sheet Information -

   Cash and marketable securities were as follows (in millions):

                                          March 31,       December 31,
                                            1995              1994
                                        -------------     ------------

Cash                                       $ 20.3            $ 15.7
Repurchase agreements, at cost, which
 approximates market                         13.5              14.0
                                           ------            ------
                                           $ 33.8            $ 29.7
                                           ======            ======

   Property and equipment is presented net of accumulated depreciation and amortization of $532.0 million at March 31, 1995 and $551.6 million at December 31, 1994.

   Accounts payable included $11.6 million at March 31, 1995 and $73.8 million at December 31, 1994 for checks outstanding in excess of cash balances.


Note 4.  Preferred Stock -

   During the first quarter of 1995, a dividend of $0.25 per share for each share of common stock outstanding, consisting of $0.10 in cash and $0.15 in face value of redeemable preferred stock, was paid on March 8, 1995 to shareholders of record on February 15, 1995. The redeemable preferred stock is a new issue of Series E Cumulative Preferred Stock, $15 face value per share, callable by the Company at any time at face value, with a mandatory call at $16.50 per share on change of control, paying an annual 8 percent cumulative cash dividend payable semi-annually. Shareholders received one share of the Series E Cumulative Preferred Stock for each one hundred shares of common stock with cash paid in lieu of fractional shares.


Note 5.  Shareholders' Equity -

   On January 4, 1995, the Company's Board of Directors adopted a Stockholders Rights Plan (the Plan). In accordance with the Plan, the Board of Directors declared a dividend of one purchase right for each outstanding common share. These rights have no current value and their distribution is not taxable to stockholders. If a person or group, without the prior approval of the Company's Board of Directors, becomes the beneficial owner of 15 percent or more of the Company's outstanding common stock, each right, except any such rights held by the non-approved acquiror (or its affiliates or transferees), will entitle the holder to purchase a number of shares of the Company's common stock that has a then-current-market value of twice the exercise price of the right, which is $75 (subject to adjustment). In addition, if, after such an event, the Company is involved in a business combination with, or sells 50 percent or more of its assets or earning power to, the non-approved acquiror (or any other person if the transaction does not treat all stockholders alike), each right, except any such rights held by the non-approved acquiror (or its affiliates or transferees), will entitle the holder to buy a number of shares of the voting stock of the other party to the transaction that has a then-current market value of twice the exercise price. The Plan and the rights will expire January 4, 2005. The rights may be redeemed by the Board of Directors for $0.01 per right at any time prior to the occurrence of the first triggering event described above or prior to the expiration of the rights.


Note 6.  Income Taxes -

   Provision for income taxes for the quarter ended March 31, 1995 included a $2.1 million decrease in the Company's estimate of prior year's tax liabilities.


Note 7.  Dispositions -

   On January 6, 1995, the Company sold substantially all of the business and assets of Teledyne Electronic Systems. The transaction did not include the Company's Lewisburg, Tennessee-based electronic contract manufacturing operations, its commercial encryption business or any real estate. The transaction resulted in a pretax gain of $50.7 million, included in other income.

Note 8.  Business Segments -

   Information on the Company's business segments for the three months ended March 31, 1995 and 1994 was as follows (in millions):

                                                   Three Months Ended
                                                       March 31,
                                                  -------------------
                                                    1995       1994
                                                  --------   --------

Sales:

Aviation and electronics:
   Continuing                                     $  238.7   $  216.2
   Discontinued                                          -       37.5
                                                  --------   --------
                                                     238.7      253.7
                                                  --------   --------

Specialty metals:
   Continuing                                        207.2      163.0
   Discontinued                                        0.4        0.3
                                                  --------   --------
                                                     207.6      163.3
                                                  --------   --------

Industrial:
   Continuing                                         99.9       75.7
   Discontinued                                        1.3        7.7
                                                  --------   --------
                                                     101.2       83.4
                                                  --------   --------

Consumer:
   Continuing                                         78.0       72.5
   Discontinued                                          -          -
                                                  --------   --------
                                                      78.0       72.5
                                                  --------   --------
Total:
   Continuing                                        623.8      527.4
   Discontinued                                        1.7       45.5
                                                  --------   --------
                                                  $  625.5   $  572.9
                                                  ========   ========

Note 8.  Business Segments - (Continued)

Income before Income Taxes:

                                                   Three Months Ended
                                                         March 31,
                                                   -------------------
                                                     1995       1994
                                                   --------   --------
Aviation and electronics:
   Continuing                                      $   26.2   $  (73.2)
   Discontinued                                           -      (28.9)
   Pension Income                                       4.5        3.8
                                                   --------   --------
                                                       30.7      (98.3)
                                                   --------   --------

Specialty metals:
   Continuing                                          23.6       13.1
   Discontinued                                           -        3.8
   Pension Income                                       4.0        3.7
                                                   --------   --------
                                                       27.6       20.6
                                                   --------   --------

Industrial:
   Continuing                                           5.8        1.0
   Discontinued                                           -        0.5
   Pension Income                                      12.1       10.5
                                                   --------   --------
                                                       17.9       12.0
                                                   --------   --------

Consumer:
   Continuing                                           2.3        3.7
   Discontinued                                           -       (2.1)
   Pension Income                                       0.1        0.1
                                                   --------   --------
                                                        2.4        1.7
                                                   --------   --------

Total:
   Continuing                                          57.9      (55.4)
   Discontinued                                           -      (26.7)
                                                   --------   --------
                                                       57.9      (82.1)
                                                   --------   --------

Corporate expense:
   Salaries and benefits                               (7.0)      (6.2)
   Other                                              (12.7)     (13.3)
Interest expense                                      (10.6)     (10.5)
Pension income                                         21.1       19.0
Other income                                           54.2        2.0
                                                   --------   --------
                                                   $  102.9   $  (91.1)
                                                   ========   ========

Note 8.  Business Segments - (Continued)

   Discontinued results include the estimated realignment/restructure cost before pension income and results of operations sold at a gain, as well as those gains. As a result of the sale of Teledyne Electronic Systems, sales and operating results for the unit have been reclassified and are presented in discontinued results of the aviation and electronics segment.

   Operating results from continuing operations for the first quarter of 1994 for the aviation and electronics segment were adversely impacted by charges of $85.0 million included in continuing operations and $27.5 million included in discontinued operations to resolve certain U.S. government contracting matters. The charges are presented in selling and administrative expenses.

   Teledyne's non-cash pension income recorded the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeds the current year's cost of providing benefits.


Note 9.  Net Income Per Share -

   The weighted average number of shares of common stock used in the computation of net income per share for the three months ended March 31, 1995 and 1994 was 55,500,626 and 55,441,455, respectively.


Note 10.  Commitments and Contingencies -

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

   The Company is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act alleging generally that the Company's Teledyne Relays and Teledyne Solid State units falsified test certifications for switching devices supplied to the government. The plaintiff seeks treble the damages allegedly sustained by the United States together with civil penalties of $5,000 to $10,000 for any false certification made. In addition to the claims alleged under the False Claims Act, plaintiff alleges three causes of action for wrongful termination under federal and state laws. The government intervened in the action on March 4, 1994, and the matter was unsealed on July 29, 1994. On October 4, 1994, plaintiff Charlie J. Hill and the Company reached a partial settlement of the matter for $1.125 million. The government approved the partial settlement and subsequently, on December 20, 1994, withdrew from the case. Based on an internal review, and after consultation with counsel, the Company does not possess sufficient information to determine whether it will sustain a material loss in this matter, or to reasonably estimate the amount of any such loss. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

   The Company has made voluntary disclosures to the U.S. government of government contracting irregularities discovered in certain of its current or former business units. The Company has cooperated with the government in the investigation of these matters, and management does not believe that the outcome of these matters is likely to have a material adverse effect on the financial condition of the Company.

   The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. The Company has been informed that it has been named as a defendant in one such suit filed by a former employee in the U.S. District Court for the Central District of California. Although the case remains under seal, the Company understands that it concerns the Company's former Teledyne Electronics unit, and may seek damages in a material amount. The Company does not possess sufficient information to determine whether the Company will sustain a material loss in this matter, or in any other lawsuit that may be filed under seal, or to reasonably estimate the amount of any loss attributable to such case or cases. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom.

   For further information concerning government contract matters, and for a discussion of environmental matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

    Teledyne is a diversified manufacturing corporation serving customers worldwide through 18 operating companies focused in four business segments:
Aviation and Electronics; Specialty Metals; Industrial; and Consumer.

Results of Operations

    Sales and operating profit for the Company's four business segments are discussed below.

Aviation and Electronics
- ------------------------

    Sales from continuing operations increased $22.5 million to $238.7 million for the first quarter of 1995 compared to $216.2 million for the same period of 1994. Sales increases were the result of improved sales of engines and spare parts for the general aviation market, electronic countermeasure equipment for the international market, microwave devices and electromechanical relays for government and commercial customers, avionics for the commercial aviation market, and fabricated products for the U.S. armed forces, partially offset by a decline in sales of ground power generators to the U.S. Air Force.

    Operating profit from continuing operations increased $14.4 million to $26.2 million for the first quarter of 1995 compared to $11.8 million for the same period of 1994, excluding charges of $85.0 million to resolve certain U.S. government contracting matters in the first quarter of 1994. Operating profit increased primarily due to the sales increases described above, reduced losses on wire and cable products and the partial reversal of estimated losses as a result of the negotiated termination of a U.S. government contract.

    On January 6, 1995, the Company sold substantially all of the business and assets of Teledyne Electronic Systems. The transaction did not include the Company's Lewisburg, Tennessee-based electronic contract manufacturing operations, its commercial encryption business or any real estate. The transaction resulted in a pretax gain of $50.7 million, included in other income.

    Operating results for Teledyne Electronic Systems, including charges of $27.5 million in the 1994 first quarter to resolve certain U.S. government contracting issues, have been reclassified and are presented in discontinued results.

Specialty Metals
- ----------------

    Sales from continuing operations increased $44.2 million to $207.2 million for the first quarter of 1995 compared to $163.0 million for the same period of 1994. Sales increased primarily due to the improvement in the worldwide markets served by Teledyne's specialty metals businesses, particularly in the automotive, commercial aerospace, power generation, cutting tool and other industrial markets.

    Operating profit from continuing operations increased $10.5 million to $23.6 million for the first quarter of 1995 compared to $13.1 million for the same period of 1994. The improvement in operating profit was primarily the result of increased sales in the areas listed above, improved margins in nickel and titanium-based alloys and specialty steels, and the strong performance of thin rolled and tungsten-based products, partially offset by lower margins on zirconium products and increased legal costs associated with export license cases.

Industrial
- ----------

    Sales from continuing operations increased $24.2 million to $99.9 million for the first quarter of 1995 compared to $75.7 million for the same period of 1994. Sales improved primarily due to increased sales of crash fire rescue vehicles to the U.S. Air Force and higher sales of material handling equipment primarily as a result of the January 1995 acquisition of Kooi Beheer B.V., a Netherlands company that is Europe's largest supplier of truck-mountable, self-propelled material handlers. A decline in sales related to land combat vehicle development partially offset the overall sales increase.

    Operating profit from continuing operations increased $4.8 million to $5.8 million for the first quarter of 1995 compared to $1.0 million for the same period of 1994. The increase in operating profit was due primarily to the strong performance of tank engines for the international market and metal stamping dies, plastic compression molds and industrial valves for the automotive and truck markets, partially offset by costs associated with the Kooi acquisition and plant rationalization expenses.

Consumer
- --------

    Sales from continuing operations increased $5.5 million to $78.0 million for the first quarter of 1995 compared to $72.5 million for the same period of 1994. International sales and sales related to metal tube products for the pharmaceutical industry increased in 1995.

    Operating profit from continuing operations decreased $1.4 million to $2.3 million for the first quarter of 1995 compared to $3.7 million for the same period of 1994. The 1995 results were adversely affected by new product startup costs for the SenSonic(TM) Plaque Removal Instrument, the Pour-Thru Water Filter(TM) device for producing high quality drinking water in the home from tap water, and the new line of MAXX-PURE(TM) sanitizing systems utilizing advanced ozone technology for the swimming pool industry. The decrease in operating profit was partially offset by the strong performance of metal tube products for the pharmaceutical industry.

Corporate Expense

    Corporate expense increased $0.2 million for the first quarter of 1995 over the same period of 1994 primarily due to higher salaries and benefits and increased legal and advisory fees associated with an unsolicited merger proposal and ensuing proxy contest, offset by a reduction in insurance costs.


Provision for Income Taxes

    Provision for income taxes for the quarter ended March 31, 1995 included a $2.1 million decrease in the Company's estimate of prior year's tax liabilities.

Pension Income

    Teledyne's non-cash pension income recorded the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeds the current year's cost of providing benefits. Pension income before tax increased to $21.1 million in the first quarter of 1995 from $19.0 million for the same period of 1994. This increase in pension income was a result of a higher expected return on pension assets and a change in discount rate used to calculate the pension benefit obligation partially offset by a change in mortality assumptions.

Financial Condition

    The Company has been able to meet all cash requirements for the quarter ended March 31, 1995 and 1994 with cash generated from operations, proceeds from the sale of businesses and its credit lines and is not aware of any impending cash requirement or capital commitments which could not be met by internally generated funds or, if needed, the utilization of its committed lines of credit. During the quarter ended March 31, 1995, the Company utilized a portion of its
lines of credit in the acquisition of Kooi Beheer, B.V.    At March 31, 1995,
the Company's unused lines of credit with various banks totalled $135.0 million.

Other Matters

Government Contracts
- --------------------

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

    The Company, like other government contractors, has been and is subject from time to time to various audits, reviews and investigations relating to the Company's compliance with federal and state laws. Generally, claims arising out of these government inquiries are resolved without resort to litigation. However, should the unit involved be charged with wrongdoing, or should the U.S. government determine that the unit is not a "presently responsible contractor," that unit, and conceivably the Company, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. Given the extent of the Company's business with the U.S. government, a suspension or debarment of the Company could have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, although the outcome of government inquiries cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company's financial condition.

    For additional discussion of government contract matters, see Note 10 to the accompanying consolidated financial statements.

Environmental
- -------------

    The Company is subject to various federal, state and local laws and regulations concerning the environment, and is currently involved in the investigation and remediation of a number of sites under these laws. It is difficult to estimate the timing and ultimate amount of environmental costs which may be incurred by the Company in connection with these proceedings due to uncertainties with respect to the availability of information concerning each site and the status of the law, regulations and technology. Accordingly, estimates of probable and reasonably possible remediation costs to be incurred by the Company are based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental experts in consultation with outside environmental specialists, when necessary. The estimates also reflect an assessment of the likelihood that other companies which have been designated potentially responsible parties will have the financial resources to fulfill their obligations at Superfund sites where they and the Company may be jointly and severally liable.

    As discussed in Note 1 to the Company's consolidated financial statements in the December 31, 1994 annual report to shareholders, the Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable, but generally not later than completion of the remedial feasibility study. The accruals are reviewed quarterly and, as the investigation and remediation of each site progresses, adjustments are made as necessary. Many of the investigations are in a preliminary stage, and future adjustments may be substantial as more information, such as the nature and extent of site contamination and the scope of required remediation, becomes available. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and the costs of future expenditures are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable and the amounts are reasonably estimable.

    The Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. The Company has been identified as a potentially responsible party (PRP) at approximately 55 Superfund sites, including those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 45 of these sites.
In addition, the Company is remediating, or has begun environmental engineering studies to determine cleanup requirements at certain of its current and former operating sites. The Company has accrued approximately $50 million in connection with environmental investigation and remediation liabilities at Superfund sites and at the Company's current and former operating sites. These costs will likely be incurred over a period of several years. Based on currently available information and analyses, management does not believe that costs in excess of those accrued for these matters will have a material adverse effect on the Company.


                  PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

    On December 22, 1994, a putative class of Registrant's shareholders filed a complaint in the Superior Court of the State of California, County of Los Angeles, entitled Dominic Pignetti and Irene Pignetti v. William P. Rutledge, Donald B. Rice, Henry E. Singleton, George Kozmetsky, George A. Roberts, Fayez Sarofim and Teledyne, Inc., which asserted a claim against Registrant and certain of its directors for breach of fiduciary duty. On January 9, 1995, a second putative class of Registrant's shareholders filed a virtually identical complaint in the Superior Court of the State of California, County of Los Angeles, entitled Michael Shores and Inga Kune v. William P. Rutledge,
Donald B. Rice, Henry E. Singleton, George Kozmetsky, George A. Roberts,
Fayez Sarofim and Teledyne, Inc. Plaintiffs in both actions contended that Registrant and its Board of Directors inappropriately rejected an unsolicited acquisition proposal from WHX Corporation ("WHX"), failed to negotiate with WHX for a higher price, and failed to engage in an auction of Registrant. By their complaints, plaintiffs sought declaratory relief certifying each of their respective cases as class actions, injunctive relief requiring the directors to announce their intentions, among other things, to take all steps necessary to enhance the value of Registrant, to auction Registrant to the highest bidder, and to facilitate an acquisition of Registrant, and unspecified monetary damages against the directors. The plaintiffs in both actions also requested reimbursement of their respective costs and attorneys'fees. On December 29, 1994, one of the individual defendants removed the Pignetti case to the United States District Court for the Central District of California. Plaintiffs voluntarily dismissed without prejudice the Pignetti and Shores cases on January 26 and 25, 1995, respectively.

    On May 26, 1993, a grand jury impaneled by the United States District Court for the Southern District of Florida returned an indictment in connection with a U.S. government investigation of alleged violations of the U.S. export control laws. The indictment included charges against Registrant's Teledyne Wah Chang Albany unit and two of its employees relating to the sale of zirconium to a South American industrialist. On January 26, 1995, Registrant reached agreement to resolve all charges pending against Registrant in this matter upon entry of a guilty plea and payment of approximately $4 million in fines and assessments.

    On July 13, 1994, a grand jury impaneled by the United States District Court for the District of Columbia returned an indictment against four corporations and two individuals, including Registrant's Teledyne Wah Chang Albany unit and one of its employees. The indictment stemmed from a U.S. government investigation of alleged violations of the U.S. export control laws relating to a 1988 sale of zirconium to Extraco, Ltd., a Greek company. On January 27, 1995, Registrant reached agreement to resolve all charges pending against Registrant in this matter upon entry of a guilty plea and payment of approximately $5.5 million in fines and assessments.

    Concurrently with the resolution of the charges against Teledyne Wah Chang Albany, Registrant entered into consent agreements with the Departments of State and Commerce. The agreement with the Department of State provides for payment of $1.5 million to the U.S. government and a three year debarment of Teledyne Wah Chang Albany from receiving licenses for export of products and services on the munitions list, the last two years of which have been suspended. The agreement with the Department of Commerce provides among other things for payment of $2 million to the U.S. government and a three year denial order affecting all Teledyne Wah Chang Albany exports of commodities regulated by the Department of Commerce, all but three months of which has been suspended. Management does not believe that these agreements will have a material adverse effect on Registrant.


Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits -

       3 By-Laws of Teledyne, Inc., as restated and amended and filed with the Commission as Exhibit 1 to the Company's Form 8-K Report, dated March 5, 1995, File No. 1-5212, and incorporated herein by reference.

       27   Financial Data Schedule

   (b) Registrant filed the following reports on Form 8-K relating to items 5 and 7: January 4, 1995, February 9, 1995, and March 5, 1995.



                            SIGNATURES
                            ----------




    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TELEDYNE, INC.
                                   ---------------------------------------
                                                (Registrant)



Date:  April 19, 1995          By  /S/ Donald B. Rice
                                   ---------------------------------------
                                   Donald B. Rice
                                   President and
                                   Chief Operating Officer



Date:  April 19, 1995          By  /S/ Douglas J. Grant
                                   ---------------------------------------
                                   Douglas J. Grant
                                   Treasurer