Form 10-Q
period 1995-06-30
TELEDYNE INC
filed 1995-07-24
CIK 96935

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1995
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

                               N/A
- -------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

      Indicate by check mark whether Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X          No
    ---------         ---------


      At July 17, 1995, Registrant had outstanding 55,686,248 shares of its Common Stock.


                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

         (In millions except share and per share amounts)

                                                     June 30,    December 31,
                                                       1995          1994
                                                    -----------  -----------
                                                    (Unaudited)
ASSETS
- ------

Current Assets:
Cash and marketable securities                        $   29.4      $   29.7
Receivables                                              390.3         409.8
Inventories                                              222.4         196.9
Deferred income taxes                                     78.0         104.9
Prepaid expenses                                          15.2          16.5
                                                      --------      --------
  Total current assets                                   735.3         757.8
Property and Equipment                                   292.7         304.3
Prepaid Pension Cost                                     367.2         332.7
Other Assets                                             113.1          82.9
                                                      --------      --------
                                                      $1,508.3      $1,477.7
                                                      ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
Accounts payable                                      $  115.4      $  162.0
Accrued liabilities                                      254.9         303.6
                                                      --------      --------
  Total current liabilities                              370.3         465.6
Long-Term Debt                                           372.1         356.6
Accrued Postretirement Benefits                          275.8         275.9
Deferred Income Taxes                                     21.1             -
Other Long-Term Liabilities                               96.0         106.6
                                                      --------      --------
                                                       1,135.3       1,204.7
Preferred Stock, $1.00 par value,
  2,500,000 shares authorized, 1,102,835 shares
  at June 30, 1995 issued and outstanding                 16.5             -
                                                      --------      --------

Shareholders' Equity:
Common stock, $1.00 par value, 100,000,000 shares
  authorized, 55,684,248 shares at June 30,
  1995 and 55,462,298 shares at December 31, 1994
  issued and outstanding                                  55.7          55.5
Additional paid-in capital                                39.1          35.3
Retained earnings                                        247.4         178.3
Other                                                     14.3           3.9
                                                      --------      --------
  Total shareholders' equity                             356.5         273.0
                                                      --------      --------
                                                      $1,508.3      $1,477.7
                                                      ========      ========

The accompanying notes are an integral part of these statements.


                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------

              (In millions except per share amounts)

                           (Unaudited)

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   ------------------    -------------------
                                     1995       1994       1995       1994
                                   --------   -------    --------   --------

Sales                              $  706.7   $ 595.8    $1,332.2   $1,168.7

Costs and Expenses*:
Cost of sales                         539.5     451.5       996.3      886.6
Selling and administrative
 expenses                             107.4     120.7       216.8      343.4
Interest expense                       10.4      10.5        21.0       21.0
                                   --------   -------    --------   --------
                                      657.3     582.7     1,234.1    1,251.0
                                   --------   -------    --------   --------
Earnings (Loss) Before Other Income    49.4      13.1        98.1      (82.3)
Other Income                            2.7       5.4        56.9        9.7
                                   --------   -------    --------   --------
Income (Loss) before Income Taxes      52.1      18.5       155.0      (72.6)

Provision (Credit) for Income Taxes    19.5       7.5        58.1      (28.5)
                                   --------   -------    --------   --------

Net Income (Loss)                  $   32.6   $  11.0    $   96.9   $  (44.1)
                                   ========   =======    ========   ========

Net Income (Loss) Per Share        $   0.59   $  0.19    $   1.74   $  (0.80)
                                   ========   =======    ========   ========

Dividends Per Share                $   0.25   $     -    $   0.50   $      -
                                   ========   =======    ========   ========


* Includes a credit of non-cash pension income of $21.1 million and $42.2 million for the second quarter and first half of 1995 and $18.7 million and $37.7 million for the same periods in 1994.

The accompanying notes are an integral part of these statements.


                  TELEDYNE, INC. AND SUBSIDIARIES
                  -------------------------------

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

                          (In millions)

                           (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                          ------------------
                                                            1995      1994
                                                          -------   --------

Operating Activities:
 Net income (loss)                                        $  96.9   $ (44.1)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Gain on sale of businesses                               (49.8)        -
   Decrease in deferred income taxes                         43.5       3.9
   Depreciation and amortization of property and equipment   36.4      38.2
   Increase in prepaid pension cost                         (34.5)    (34.4)
   Increase in inventories                                  (22.9)    (16.8)
   Increase (decrease) in accounts payable and
      accrued liabilities                                   (18.6)     84.9
   Increase in receivables                                   (4.7)    (34.1)
   Other, net                                                (9.5)    (51.1)
                                                          -------   -------
 Net cash provided by (used in) operating activities         36.8     (53.5)
                                                          -------   -------
Investing Activities:
  Net decrease in short-term investments                      2.0      13.0
  Sale of marketable securities                                 -      73.5
  Purchase of marketable securities                             -      (8.0)
                                                          -------   -------
    Net proceeds from sale of marketable securities           2.0      78.5
  Proceeds from the sale of businesses                       63.2       7.2
  Purchases of property and equipment                       (31.2)    (26.9)
  Purchase of business                                      (11.7)        -
  Other, net                                                 (3.3)      5.2
                                                          -------   -------
  Net cash provided by investing activities                  19.0      64.0
                                                          -------   -------

Financing Activities:
  Decrease in checks outstanding                            (58.3)     (2.4)
  Increase in long-term debt                                 16.7       0.1
  Cash dividends                                            (11.3)        -
  Reduction of long-term debt                                (5.3)     (2.9)
  Proceeds from issuance of common stock                      4.0         -
                                                          -------   -------
  Net cash used in financing activities                     (54.2)     (5.2)
                                                          -------   -------

  Increase in cash                                        $   1.6   $   5.3
                                                          =======   =======

Non cash transactions:
  Preferred stock dividend                                $  16.5   $     -
                                                          =======   =======
  Long-term debt assumed with the purchase of business    $   3.0   $     -
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


                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------


Note 1.  Consolidated Financial Statements -

   The interim consolidated financial statements of Teledyne, Inc. and subsidiaries have not been examined by independent public accountants; however, in the opinion of the Company, all adjustments (which include only recurring normal adjustments and the adjustments discussed below) required for a fair presentation of the financial position as of June 30, 1995, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994, have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain amounts for 1994 have been reclassified to conform with the 1995 presentation.


Note 2.  Inventories -

   Inventories were as follows (in millions):

                                                   June 30,     December 31,
                                                    1995            1994
                                                -------------   ------------
Raw materials and work-in-process                   $ 218.2        $ 301.9
Finished goods                                         57.1           47.2
                                                    -------        -------
                                                      275.3          349.1
Progress payments                                     (52.9)        (152.2)
                                                    -------        -------
                                                    $ 222.4        $ 196.9
                                                    =======        =======


Note 3.  Supplemental Balance Sheet Information -

   Cash and marketable securities were as follows (in millions):

                                                   June 30,     December 31,
                                                    1995            1994
                                                -------------   ------------

Cash                                                $  17.4        $  15.7
Repurchase agreements, at cost, which
 approximates market                                   12.0           14.0
                                                    -------        -------
                                                    $  29.4        $  29.7
                                                    =======        =======

   Property and equipment is presented net of accumulated depreciation and amortization of $545.9 million at June 30, 1995 and $551.6 million at December 31, 1994.

   In 1995, Statement of Financial Accounting Standards No. 121 was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. This statement, which will be effective in 1996, addresses when impairment losses should be recognized and how impairment losses should be measured. The adoption of this statement by the Company is not expected to have a material effect on the consolidated financial statements.

    Accounts payable included $15.5 million at June 30, 1995 and $73.8 million at December 31, 1994 for checks outstanding in excess of cash balances.

Note 4.  Preferred Stock -

    During the first half of 1995, dividends consisting in part of cash and in part of redeemable preferred stock were paid to shareholders. The redeemable preferred stock is a new issue of Series E Cumulative Preferred Stock, $15 stated value per share, callable by the Company at any time at $15.00 per share, with a mandatory call at $16.50 per share on change of control, paying an annual cumulative cash dividend of $1.20 per share payable semi-annually. For each dividend, shareholders received one share of the Series E Cumulative Preferred Stock for each one hundred shares of common stock, with cash paid in lieu of fractional shares.


Note 5.  Shareholders' Equity -

    On January 4, 1995, the Company's Board of Directors adopted a Stockholders Rights Plan (the Plan). In accordance with the Plan, the Board of Directors declared a dividend of one purchase right for each outstanding common share. These rights have no current value and their distribution is not taxable to shareholders. If a person or group, without the prior approval of the Company's Board of Directors, becomes the beneficial owner of 15 percent or more of the Company's outstanding common stock, each right, except any such rights held by the non-approved acquiror (or its affiliates or transferees), will entitle the holder to purchase a number of shares of the Company's common stock that has a then-current market value of twice the exercise price of the right, which is $75 (subject to adjustment). In addition, if, after such an event, the Company is involved in a business combination with, or sells 50 percent or more of its assets or earning power to, the non-approved acquiror (or any other person if the transaction does not treat all shareholders alike), each right, except any such rights held by the non-approved acquiror (or its affiliates or transferees), will entitle the holder to buy a number of shares of the voting stock of the other party to the transaction that has a then-current market value of twice the exercise price. The Plan and the rights will expire January 4, 2005. The rights may be redeemed by the Board of Directors for $0.01 per right at any time prior to the occurrence of the first triggering event described above or prior to the expiration of the rights.

    In April 1995, the 1995 Non-Employee Director Stock Option Plan was approved by the Company's shareholders. This plan , which is available only to non-employee directors of the Company who first become directors after January 1, 1994, allows for the issuance of stock options covering 200,000 shares of the Company's common stock.

Note 6.  Income Taxes -

    Provision for income taxes for the six months ended June 30, 1995 included a $2.1 million decrease in the Company's estimate of prior year's tax liabilities.


Note 7.  Dispositions -

    On January 6, 1995, the Company sold substantially all of the business and assets of Teledyne Electronic Systems. The transaction resulted in a pretax gain of $50.7 million, included in other income.


Note 8.  Business Segments -

    Information on the Company's business segments for the three and six months ended June 30, 1995 and 1994 was as follows (in millions):

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ------------------
                                     1995      1994           1995      1994
                                   -------    -------       --------  --------
Sales:

Aviation and electronics:
  Continuing                       $ 326.2    $ 215.1       $  561.3  $  426.3
  Discontinued                           -       40.2              -      77.7
                                   -------    -------       --------  --------
                                     326.2      255.3          561.3     504.0
                                   -------    -------       --------  --------

Specialty metals:
  Continuing                         216.5       181.9         430.3     351.4
  Discontinued                         0.5         0.6           0.9       0.9
                                   -------     -------      --------  --------
                                     217.0       182.5         431.2     352.3
                                   -------     -------      --------  --------

Industrial:
  Continuing                          80.3        73.4         178.3     147.7
  Discontinued                         3.2         5.9           6.4      15.0
                                   -------     -------      --------  --------
                                      83.5        79.3         184.7     162.7
                                   -------     -------      --------  --------

Consumer:
  Continuing                          80.0        78.7         155.0     149.7
  Discontinued                           -           -             -         -
                                   -------     -------      --------  --------
                                      80.0        78.7         155.0     149.7
                                   -------     -------      --------  --------
Total:
  Continuing                         703.0       549.1       1,324.9   1,075.1
  Discontinued                         3.7        46.7           7.3      93.6
                                   -------     -------      --------  --------
                                   $ 706.7     $ 595.8      $1,332.2  $1,168.7
                                   =======     =======      ========  ========


Income before Income Taxes:

                                   Three Months Ended        Six Months Ended
                                        June 30,                   June 30,
                                   ------------------        -----------------
                                    1995        1994           1995      1994
                                   ------      ------        -------   -------

Aviation and electronics:
  Continuing                       $ 28.0      $ 13.2        $  54.8   $ (60.3)
  Discontinued                          -       (11.4)             -     (40.3)
  Pension income                      4.4         3.3            9.0       6.5
                                   ------      ------        -------   -------
                                     32.4         5.1           63.8     (94.1)
                                   ------      ------        -------   -------

Specialty metals:
  Continuing                         23.6        11.1           46.6      24.5
  Discontinued                          -         1.5              -       5.3
  Pension income                      2.2         2.1            4.2       4.2
                                   ------      ------        -------   -------
                                     25.8        14.7           50.8      34.0
                                   ------      ------        -------   -------

Industrial:
  Continuing                          5.3        (0.9)          10.9         -
  Discontinued                          -         1.4            0.2       2.0
  Pension income                      6.4         6.3           12.9      12.9
                                   ------      ------        -------   -------
                                     11.7         6.8           24.0      14.9
                                   ------      ------        -------   -------

Consumer:
  Continuing                          4.2         6.9            6.5      10.6
  Discontinued                          -        (0.9)             -      (3.0)
  Pension income                      0.1           -            0.1         -
                                   ------      ------        -------   -------
                                      4.3         6.0            6.6       7.6
                                   ------      ------        -------   -------
Total:
  Continuing                         61.1        30.3          118.8     (25.2)
  Discontinued                          -        (9.4)           0.2     (36.0)
                                   ------      ------        -------   -------
                                     61.1        20.9          119.0     (61.2)
                                   ------      ------        -------   -------
Corporate expense:
  Salaries and benefits              (5.8)       (6.0)         (12.8)    (12.2)
  Other                             (16.6)      (10.0)         (29.3)    (25.6)
Interest expense                    (10.4)      (10.5)         (21.0)    (21.0)
Pension income                       21.1        18.7           42.2      37.7
Other income                          2.7         5.4           56.9       9.7
                                   ------      ------        -------   -------
                                   $ 52.1      $ 18.5        $ 155.0   $ (72.6)
                                   ======      ======        =======   =======


   Discontinued results include the estimated realignment/restructure cost before pension income and results of operations sold at a gain. As a result of the sale of Teledyne Electronic Systems, sales and operating results, for the unit have been reclassified and are presented in discontinued results of the aviation and electronics segment. In addition, sales and operating results for 1994 have been reclassified for realignment of certain business units.

   Operating results from continuing operations for 1994 for the aviation and electronics segment were adversely impacted by charges of $88.8 million in the first half and $3.8 million in the second quarter included in continuing operations and $35.0 million in the first half and $7.5 million in the second quarter included in discontinued operations to resolve certain U.S. government contracting matters. The charges are presented in selling and administrative expenses.

   Teledyne's non-cash pension income recorded the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeded the current year's cost of providing benefits.


Note 9.  Net Income Per Share -

   The weighted average number of shares of common stock used in the computation of net income per share for the three and six months ended
June 30, 1995 was 55,627,166 and 55,563,892, respectively, and 55,442,048 and
55,441,751, respectively, for the same periods in 1994.


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

   The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Generally, as these cases are under seal, the Company does not possess sufficient information to determine whether the Company will sustain a material loss in such matters, or to reasonably estimate the amount of any loss attributable to such case or cases. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom. The Company has been informed that it has been named as a defendant in one such suit filed in the U.S. District Court for the Central District of California concerning its former Teledyne Electronics unit. The Company understands that the U.S. government has decided to intervene in the matter and file an amended complaint, but the Company has not yet received notice from the Court that the case has been unsealed, nor a copy of the amended complaint. However, the Company is presently in negotiations with the government to resolve the matter. While there is no assurance that the negotiations will be concluded satisfactorily, based on the progress of those negotiations to date, management does not believe that the outcome of this matter is likely to have a material adverse effect on the financial condition of the Company.

    For further information concerning government contract matters, and for a discussion of environmental matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------
    Teledyne is a technology-based manufacturing company serving worldwide customers with commercial and government-related aviation and electronics products; specialty metals for consumer, industrial, and aerospace applications; and industrial and consumer products.

Results of Operations

    Sales and operating profit for the Company's four business segments are discussed below.

Aviation and Electronics
- ------------------------

    Sales from continuing operations increased to $326.2 million for the second quarter of 1995 from $215.1 million in the same period of 1994 and increased to $561.3 million for the first half of 1995 from $426.3 million in the same period of 1994. The completion of a contract to provide ground power generators to the U.S. Air Force increased sales $92.0 million in the second quarter of 1995 and $85.0 million for the first half of 1995 over prior year periods. Also during these periods, sales increased for electronic countermeasure equipment for the international market, microwave devices and electromechanical relays for government and commercial customers, avionics for the commercial aviation market, fabricated products for the U.S. armed forces, and engines for the general aviation market.

    Operating profit from continuing operations increased to $28.0 million for the second quarter of 1995 from $17.0 million in the same period of 1994, excluding charges of $3.8 million to resolve certain U.S. government contracting matters in the second quarter of 1994. For the first half of 1995, operating profit increased to $54.8 million from $28.5 million in the same period of 1994, excluding charges of $88.8 million to resolve certain U.S. government contracting matters in 1994. Operating profit for the second quarter and the first half of 1995 increased primarily due to the higher sales described above, improved earnings on unmanned air vehicles and engineering services, reduced losses on wire and cable products, and the reversal of estimated losses of $6.7 million in the 1995 second quarter and $10.7 million in the first half of 1995 as a result of the completion of the ground power generator contract discussed above.

    For the aviation and electronics segment, three significant business developments occurred in the 1995 second quarter and in early July. Teledyne Ryan Aeronautical was awarded a highly competitive $164 million 30 month contract for the design and development of the United States' new High Altitude Endurance Unmanned Aerial Surveillance/Reconnaissance Vehicle, the Tier II Plus. This contract resulted from a competition among five major aerospace company teams. If developed and produced as planned, the program could eventually be worth more than $500 million. Teledyne Brown Engineering was awarded a five-year U.S. Army contract, initially funded at $5.4 million, to lead a team of companies that will demilitarize and destroy old chemical weapons stored at sites across the United States. Assuming the government pursues the clean up of the large number of sites, the total program value could be well in excess of $100 million over several years. In July 1995, the New Piper Aircraft Company emerged from bankruptcy with Teledyne holding 25 percent ownership, and an option to purchase an additional 25 percent, in resolution of its major creditor position.

Specialty Metals
- ----------------

    Sales from continuing operations increased to $216.5 million for the second quarter of 1995 from $181.9 million in the same period of 1994 and increased to $430.3 million for the first half of 1995 from $351.4 million in the same period of 1994. Sales increased primarily due to the improvement in the worldwide markets served by Teledyne's specialty metals businesses, particularly in the automotive, commercial aerospace, power generation, cutting tool and other industrial markets.

    Operating profit from continuing operations increased to $23.6 million for the second quarter of 1995 from $11.1 million in the same period of 1994 and increased to $46.6 million for the first half of 1995 from $24.5 million in the same period of 1994. The improvement in operating profit in the second quarter and first half of 1995 was primarily the result of increased sales, improved margins in nickel and titanium-based alloys and specialty steels, and the strong performance of thin rolled and tungsten-based products, partially offset by lower margins on zirconium products. Operating profit for the first half was adversely affected by increased legal costs associated with the resolution of export license cases and decreased productivity in zirconium products in the midst of protracted labor negotiations.

Industrial
- ----------

    Sales from continuing operations increased to $80.3 million for the second quarter of 1995 from $73.4 million in the same period of 1994 and increased to $178.3 million for the first half of 1995 from $147.7 million in the same period of 1994. Second quarter 1995 sales improved primarily in metal stamping dies and plastic compression molds for the automotive and truck markets, nitrogen cylinder systems for the metal stamping industry and material handling equipment primarily as a result of the January 1995 acquisition of the business of Kooi Beheer B.V. Kooi is a Netherlands company that is Europe's largest supplier of truck-mountable, self-propelled material handlers. Sales also improved for the first half of 1995 in crash fire rescue vehicles to the U.S. Air Force. A decline in sales related to land combat vehicle development partially offset the overall sales increases.

    Operating profit from continuing operations increased to $5.3 million for the second quarter of 1995 from a loss of $0.9 million for the same period of 1994 and increased to $10.9 million for the first half of 1995 compared to break-even results for the same period of 1994. The increase in operating profit was due primarily to improved sales, the strong performance of tank engines for the international market, and the return to profitability of pressure relief valves, partially offset by costs associated with the Kooi acquisition and plant rationalization expenses.

Consumer
- --------

    Sales from continuing operations increased to $80.0 million for the second quarter of 1995 from $78.7 million in the same period of 1994 and increased to $155.0 million for the first half of 1995 from $149.7 million in the same period of 1994. Sales improved for the second quarter and first half in part due to three new product introductions; the Sensonic (tm) Plaque Removal Instrument, the Pour-Thru Water Filter (tm) device, and the MAXX-PURE (tm) ozone sanitizing system for swimming pools. Also, sales increased for commercial and residential heating systems, offset by decreased sales of pool products as a result of poor weather conditions and a slowdown in spending on consumer durables, and a decline in sales of other filtration systems.

    During the second quarter of 1995, increased sales levels for the SenSonic Plaque Removal Instrument were encouraging, as was initial customer reaction to the MAXX-PURE ozone swimming pool sanitizing system. Also, the Pour-Thru Water Filter was introduced in the Northeast, with a national roll out, including distribution in major supermarkets and mass merchandisers, scheduled to begin in the third quarter.

    Operating profits from continuing operations decreased to $4.2 million for the second quarter of 1995 from $6.9 million in the same period of 1994 and decreased to $6.5 million for the first half of 1995 from $10.6 million in the same period of 1994. The 1995 results were adversely affected by advertising and start-up costs for the three new products discussed above and the decrease in sales of pool products.

Corporate Expense

    Corporate expense increased to $22.4 million for the second quarter of 1995 from $16.0 million in the same period of 1994 and increased to $42.1 million for the first half of 1995 from $35.5 million in the same period of 1994. Corporate expense increased due to legal and advisory fees associated with an unsolicited merger proposal and ensuing proxy contest, increased medical costs for retired employees of discontinued operations, and timing adjustments related to insurance reserves for health and workers' compensation and general liability.

Provision for Income Taxes

    Provision for income taxes for the six months ended June 30, 1995 included a $2.1 million decrease in the Company's estimate of prior year's tax liabilities.

Pension Income

    Teledyne's non-cash pension income recorded the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeded the current year's cost of providing benefits. Pension income before tax increased to $21.1 million in the second quarter of 1995 from $18.7 million for the same period of 1994 and $42.2 million in the first half of 1995 from $37.7 million for the same period of 1994. This increase in pension income was a result of a higher expected return on pension assets and a change in discount rate used to calculate the pension benefit obligation partially offset by a change in mortality assumptions.

Financial Condition

    The Company has been able to meet all cash requirements for the six months ended June 30, 1995 and 1994 with cash generated from operations, proceeds from the sale of businesses and its credit lines and is not aware of any impending cash requirement or capital commitments which could not be met by internally generated funds or, if needed, the utilization of its committed lines of credit. During the six months ended June 30, 1995, the Company utilized a portion of its
lines of credit in the acquisition of the business of Kooi Beheer B.V.    At
June 30, 1995, the Company's unused lines of credit with various banks totalled $135.0 million.

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

    As discussed in Note 1 to the Company's consolidated financial statements in the December 31, 1994, annual report to shareholders, the Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable, but generally not later than completion of the remedial feasibility study. The accruals are reviewed quarterly and, as the investigation and remediation of each site progresses, adjustments are made as necessary. Many of the investigations are in a preliminary stage, and future adjustments may be substantial as more information, such as the nature and extent of site contamination and the scope of required remediation, becomes available. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and the costs of future expenditures are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable and the amounts are reasonably estimable.

    The Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. The Company has been identified as a potentially responsible party (PRP) at approximately 60 Superfund sites, including those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 50 of these sites.
In addition, the Company is remediating, or has begun environmental engineering studies to determine cleanup requirements at certain of its current and former operating sites. The Company has accrued approximately $50 million in connection with environmental investigation and remediation liabilities at Superfund sites and at the Company's current and former operating sites. These costs will likely be incurred over a period of several years. Based on currently available information and analyses, management does not believe that costs in excess of those accrued for these matters will have a material adverse effect on the Company.

                   PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

    On October 29, 1992, Eugene J. Bass, a shareholder purporting to act derivatively on behalf of Registrant, commenced an action in the United States District Court for the Central District of California against certain of Registrant's directors and executive officers, a former employee of Registrant's Teledyne Relays unit, and Registrant as a "nominal" defendant ("Bass Federal Court Action"). Subsequently, Herman and Lillian Krangel and Marshall Wolf joined the action as plaintiffs. On February 26, 1993, plaintiffs filed a consolidated second amended complaint in the action which alleged, among other things, violations of RICO and the Securities Exchange Act of 1934, and breaches of fiduciary duty, in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Electro-Mechanisms, Teledyne Electronics, Teledyne Firth Sterling, Teledyne Neosho, Teledyne Relays, Teledyne Ryan Aeronautical, Teledyne Solid State, Teledyne Systems, Teledyne Thermatics and Teledyne Wah Chang Albany units, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The action seeks a declaratory judgment, treble the damages allegedly sustained by Registrant as a result of the alleged conduct, return of salaries and other remuneration received by the defendants, a declaration that the election of directors at Registrant's annual meetings in 1987 through 1992 is null and void, plaintiffs' costs and expenses, including attorneys' fees, and other appropriate relief. On August 19, 1993, the Court issued a memorandum decision dismissing plaintiffs' state law claims without prejudice to refiling in state court, dismissing plaintiffs' RICO and Securities Exchange Act claims without prejudice, and ordering plaintiffs to show cause why their RICO and Securities Exchange Act claims should not be dismissed with prejudice. After briefing by the parties, the Court entered an order on September 30, 1993, dismissing plaintiffs' RICO and Securities Exchange Act claims with prejudice. Plaintiffs filed a notice of appeal on October 4, 1993.

    On December 7, 1993, following dismissal of their consolidated second amended complaint in the above-described action, Eugene J. Bass, Herman Krangel, Lillian Krangel and Marshall Wolf, shareholders purporting to act derivatively on behalf of Registrant, commenced an action in the Superior Court of the State of California, County of Los Angeles, against certain of Registrant's directors and executive officers, a former employee of Teledyne Relays, and Registrant as a "nominal" defendant ("Bass State Court Action"). The complaint in this action alleges, among other things, breaches of fiduciary duty and gross mismanagement in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Electro-Mechanisms, Teledyne Electronics, Teledyne Firth Sterling, Teledyne Neosho, Teledyne Relays, Teledyne Ryan Aeronautical, Teledyne Solid State, Teledyne Systems, Teledyne Thermatics and Teledyne Wah Chang Albany units, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The action seeks a declaratory judgment, damages allegedly sustained by Registrant as a result of the alleged conduct, costs and expenses, including attorneys' fees, and other appropriate relief. The parties have reached an agreement in principle to settle the Bass Federal Court and Bass State Court Actions, which was approved by Registrant's Board of Directors at its meeting on April 26, 1995. The parties are now in the process of seeking court approval of the proposed settlement, and providing notice of the proposed settlement to Registrant's shareholders. Management does not believe that the outcome of these matters is likely to have a material adverse effect on Registrant's financial condition.

    Registrant is defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act in the United States District Court for the Central District of California, entitled United States of America ex rel. Charlie J. Hill and Charlie J. Hill v. Teledyne, Inc., Teledyne Industries, Inc., Teledyne Relays Division, Teledyne Solid State Division, Hall & Phillips, Phillips, Cohen & Goldstein, Hall & Associates, John R. Phillips, Carlyle W. Hall and Ann Carlson. The original complaint in the matter, filed on November 21, 1991, alleged generally that the Registrant's Teledyne Relays and Teledyne Solid State units had used improperly calibrated test equipment in the manufacture of switching devices. The first amended complaint, filed on November 10, 1993, adds allegations that Teledyne Relays and Teledyne Solid State falsified test certifications for switching devices supplied to the government, and seeks treble the damages allegedly sustained by the United States together with civil penalties of $5,000 to $10,000 for any false certification made. In addition to the claims alleged under the False Claims Act, the first amended complaint states three new causes of action for wrongful termination under federal and state laws. The government intervened in the action on March 4, 1994, and subsequently filed a second amended complaint alleging that Teledyne Solid State failed to conform to percent defective allowable ("PDA") testing requirements for solid state relays delivered to the United States, and raising several other testing issues reported by Teledyne Solid State to the government following a self audit in 1991. On July 1, 1994, plaintiff Charlie J. Hill filed a third amended complaint realleging the claims alleged in the first amended complaint and the government's second amended complaint, and raising other testing issues previously reported by Teledyne Solid State to the government. The Court unsealed the case on July 29, 1994.
On October 4, 1994, plaintiff Charlie J. Hill and Registrant reached a settlement for $1.125 million of the PDA claims first alleged in the second amended complaint. The government approved the settlement and subsequently, on December 20, 1994, withdrew from the case. On July 14, 1995, Registrant reached agreement with plaintiff to settle this matter in its entirety for an additional $850,000, subject to government approval.

    On March 31, 1995, a putative class of Registrant's shareholders filed a complaint in the Court of Chancery, State of Delaware in and for New Castle County, entitled Ruth Freeman v. Teledyne, Inc., William P. Rutledge, Donald B. Rice, George Kozmetsky, George A. Roberts, Fayez Sarofim, Henry E. Singleton and Diane Creel, which asserts a claim against Registrant and certain of its directors for breach of fiduciary duty. Plaintiffs principally contend that Registrant and its Board of Directors inappropriately rejected an unsolicited acquisition proposal from WHX Corporation ("WHX"), failed to negotiate with WHX for a higher price, and failed to engage in an auction of Registrant. By their complaint, plaintiffs seek declaratory relief certifying the case as a class action and declaring that the director defendants have beached their fiduciary duties. Plaintiffs also seek injunctive relief prohibiting any action that might "diminish shareholder value" and requiring the director defendants "to properly and adequately consider all bona fide offers or proposals to acquire Teledyne and to negotiate in good faith with all person with bona fide interested [sic] in acquiring Teledyne", and monetary damages. The complaint does not specify the amount of monetary damages sought. The plaintiffs also request reimbursement of costs and attorneys' fees. Registrant and the named directors have substantial defenses, and will defend the matter vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

At Teledyne's Annual Meeting of Shareholders held on April 26, 1995, the following proposals were adopted. The following is the final vote tabulation:

1. To elect a Board of Directors. Under applicable cumulative voting rules, the Company cumulated votes to elect six of the Company's seven nominees, and WHX Corporation cumulated votes to elect one of its two nominees as follows:

      Nominee                     Votes For    Votes Withheld
- -------------------              ----------    --------------

Frank V. Cahouet                 41,412,337          524,801
Diane C. Creel                   41,412,337          524,687
Donald B. Rice                   41,412,337          523,112
George A. Roberts                         -          523,980
William P. Rutledge              41,412,337          531,800
Fayez Sarofim                    41,412,337          523,600
Henry E. Singleton               41,412,337          519,106
Ronald LaBow                     59,246,138          187,242
Marvin L. Olshan                          -          187,248

There were no abstentions or broker non-votes. On May 15, 1995, the Board of Directors voted to amend the Company's By-Laws to increase to eight the maximum number of directors that can be elected to the Board of Directors, to authorize eight directors to serve on the Board of Directors and to appoint George A. Roberts to fill the newly created eighth director position.

                                 Votes For   Votes Against   Abstained  No Vote
                                 ----------  -------------   ---------  -------
2.  To adopt the Company's
    1995 Non-Employee Director
    Stock Option Plan            36,525,945      3,632,881   4,503,888        -


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a) Exhibits -

       10 A form of the severance agreement dated as of March 5, 1995 between the Company and the following executive officers:
            William P. Rutledge (Chairman of the Board and Chief Executive Officer), Donald B. Rice (President and Chief Operating Officer), Hudson B. Drake (Senior Vice President), Douglas J. Grant (Treasurer), Judith R. Nelson (Secretary and General Counsel), and Gary L. Riley (Vice President). Each of the agreements is identical to the form except that the severance compensation multiple is 2.5 for Messrs. Rutledge and Rice and 2.25 for the other executive officers.

         27   Financial Data Schedule


    (b) Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                             SIGNATURES
                             ----------




    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TELEDYNE, INC.
                               ------------------------------------------
                                              (Registrant)



Date: July 24, 1995        By  /S/ Donald B. Rice
                               ------------------------------------------
                               Donald B. Rice
                               President and
                               Chief Operating Officer



Date: July 24, 1995        By  /S/ Douglas J. Grant
                               ------------------------------------------
                               Douglas J. Grant
                               Treasurer