Form 10-Q
period 1995-09-30
TELEDYNE INC
filed 1995-10-25
CIK 96935

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1995
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

                               N/A
______________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

      Indicate by check mark whether Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X          No
    ---------         ----------


      At October 16, 1995, Registrant had outstanding 55,774,673 shares of its Common Stock.


                  PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------


                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

         (In millions except share and per share amounts)

                                               September 30,      December 31,
                                                   1995               1994
                                               -------------      ------------
                                                (Unaudited)
ASSETS
------

Current Assets:
Cash and marketable securities                      $   85.6          $   29.7
Receivables                                            368.2             409.8
Inventories                                            230.9             196.9
Deferred income taxes                                   86.4             104.9
Prepaid expenses                                        15.8              16.5
                                                    --------          --------
  Total current assets                                 786.9             757.8
Property and Equipment                                 287.4             304.3
Prepaid Pension Cost                                   386.2             332.7
Other Assets                                           120.5              82.9
                                                    --------          --------
                                                    $1,581.0          $1,477.7
                                                    ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
Accounts payable                                    $  125.9          $  162.0
Accrued liabilities                                    277.2             303.6
                                                    --------          --------
  Total current liabilities                            403.1             465.6
Long-Term Debt                                         372.0             356.6
Accrued Postretirement Benefits                        275.8             275.9
Deferred Income Taxes                                   20.7                 -
Other Long-Term Liabilities                            102.3             106.6
                                                    --------          --------
                                                     1,173.9           1,204.7
                                                    --------          --------
Preferred Stock, $1.00 par value,
  2,500,000 shares authorized, 1,655,604 shares
  at September 30, 1995 issued and outstanding          24.8                 -
                                                    --------          --------

Shareholders' Equity:
Common stock, $1.00 par value, 100,000,000 shares
  authorized, 55,768,673 shares at September 30,
  1995 and 55,462,298 shares at December 31, 1994
  issued and outstanding                                55.8              55.5
Additional paid-in capital                              40.5              35.3
Retained earnings                                      267.3             178.3
Other                                                   18.7               3.9
                                                    --------          --------
  Total shareholders' equity                           382.3             273.0
                                                    --------          --------
                                                    $1,581.0          $1,477.7
                                                    ========          ========

The accompanying notes are an integral part of these statements.


                TELEDYNE, INC. AND SUBSIDIARIES
                -------------------------------

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------

              (In millions except per share amounts)

                           (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   ------------------     -------------------
                                     1995      1994         1995       1994
                                   --------  --------     --------   --------

Sales                              $  593.0  $  578.1     $1,925.2   $1,746.8

Costs and Expenses*:
Cost of sales                         439.0     431.8      1,435.3    1,318.4
Selling and administrative
 expenses                             103.2     106.5        320.0      449.9
Interest expense                       10.5      11.3         31.5       32.3
                                   --------  --------     --------   --------
                                      552.7     549.6      1,786.8    1,800.6
                                   --------  --------     --------   --------
Earnings (Loss) Before Other Income    40.3      28.5        138.4      (53.8)
Other Income                            7.5       2.3         64.4       12.0
                                   --------  --------     --------   --------
Income (Loss) before Income Taxes      47.8      30.8        202.8      (41.8)

Provision (Credit) for Income Taxes    13.3      11.5         71.4      (17.0)
                                   --------  --------     --------   --------
Net Income (Loss)                      34.5      19.3        131.4      (24.8)

Preferred Stock Dividends               0.4         -          0.9          -
                                   --------  --------     --------   --------

Net Income (Loss) Applicable to
   Common Shareholders             $   34.1  $   19.3     $  130.5   $  (24.8)
                                   ========  ========     ========   ========

Net Income (Loss) Per Common Share $   0.61  $   0.35     $   2.35   $  (0.45)
                                   ========  ========     ========   ========

Dividends Per Common Share         $   0.25  $      -     $   0.75   $      -
                                   ========  ========     ========   ========

* Includes a credit of non-cash pension income of $18.3 million and $60.5 million for the third quarter and nine months of 1995 and $18.9 million and $56.6 million for the same periods in 1994.

The accompanying notes are an integral part of these statements.


                  TELEDYNE, INC. AND SUBSIDIARIES
                  -------------------------------

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

                          (In millions)

                           (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                           1995      1994
                                                         --------  --------
Operating Activities:
 Net income (loss)                                       $ 131.4   $ (24.8)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization of property and equipment   54.2      56.5
  Increase in prepaid pension cost                         (53.5)    (51.1)
  Gain on sale of businesses                               (51.1)        -
  Increase in inventories                                  (32.1)    (34.5)
  Decrease in deferred income taxes                         30.6      15.2
  Decrease (increase) in receivables                        15.3     (52.2)
  Increase in accrued income taxes                          10.0         -
  Increase in accounts payable and accrued liabilities       5.6      71.5
  Other, net                                                (6.3)    (36.1)
                                                         --------  --------
 Net cash provided by (used in) operating activities       104.1     (55.5)
                                                         --------  --------

Investing Activities:
 Net decrease (increase) in short-term investments         (52.0)     12.5
 Sale of marketable securities                                 -      88.6
 Purchase of marketable securities                             -      (8.0)
                                                         --------  --------
 Net proceeds (purchases) from sale of marketable
    securities
                                                           (52.0)     93.1
 Proceeds from the sale of businesses                       69.0       7.2
 Purchases of property and equipment                       (45.0)    (41.1)
 Purchase of business                                       (9.5)        -
 Other, net                                                 (2.6)      7.6
                                                         --------  --------
 Net cash provided by (used in) investing activities       (40.1)     66.8
                                                         --------  --------

Financing Activities:
 Decrease in checks outstanding                            (58.1)     (6.5)
 Increase in long-term debt                                 15.8       0.5
 Cash dividends                                            (17.6)        -
 Reduction of long-term debt                                (5.7)     (3.3)
 Proceeds from issuance of common stock                      5.5       0.1
                                                         --------  --------
 Net cash used in financing activities                     (60.1)     (9.2)
                                                         --------  --------

 Increase in cash                                        $   3.9   $   2.1
                                                         ========  ========

Non cash transactions:
 Preferred stock dividend on common stock                $  24.8   $     -
                                                         ========  ========
 Long-term debt assumed with the purchase of business    $   3.0   $     -
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


                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------



Note 1.  Consolidated Financial Statements -

   The interim consolidated financial statements of Teledyne, Inc. and subsidiaries have not been examined by independent public accountants; however, in the opinion of the Company, all adjustments (which include only recurring normal adjustments and the adjustments discussed below) required for a fair presentation of the financial position as of September 30, 1995, and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994, have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain amounts for prior periods have been reclassified to conform with the 1995 presentation.


Note 2.  Inventories -

   Inventories were as follows (in millions):

                                       September 30,   December 31,
                                           1995            1994
                                       -------------   ------------

Raw materials and work-in-process          $ 219.0        $ 301.9
Finished goods                                63.2           47.2
                                           -------        -------
                                             282.2          349.1
Progress payments                            (51.3)        (152.2)
                                           -------        -------
                                           $ 230.9        $ 196.9
                                           =======        =======


Note 3.  Supplemental Balance Sheet Information -

   Cash and marketable securities were as follows (in millions):

                                        September 30,   December 31,
                                            1995            1994
                                        -------------   ------------

Cash                                       $  19.6        $  15.7
Repurchase agreements, at cost, which
 approximates market                          66.0           14.0
                                           -------        -------
                                           $  85.6        $  29.7
                                           =======        =======

   Property and equipment is presented net of accumulated depreciation and amortization of $557.7 million at September 30, 1995 and $551.6 million at December 31, 1994.

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

     Accounts payable included $15.7 million at September 30, 1995 and $73.8 million at December 31, 1994 for checks outstanding in excess of cash balances.


Note 4.  Preferred Stock -

     During the nine months of 1995, dividends consisting in part of cash and in part of redeemable preferred stock were paid to common shareholders. The redeemable preferred stock is a new issue of Series E Cumulative Preferred Stock, $15 stated value per share, callable by the Company at any time at $15.00 per share, with a mandatory call at $16.50 per share on change of control, paying an annual cumulative cash dividend of $1.20 per share payable semi-annually. For each dividend on the common stock, shareholders received one share of the Series E Cumulative Preferred Stock for each one hundred shares of common stock, with cash paid in lieu of fractional shares.

     The Company has received a letter ruling from the Internal Revenue Service holding that the dividend distributions of Series E Cumulative Preferred Stock on May 24, 1995 and September 15, 1995 should be treated as taxable distributions to the shareholder recipients in an amount equal to the fair market value of such stock at the time of distribution. The letter ruling from the Internal Revenue Service does not affect the non-taxable nature of the dividend distribution of the Series E Cumulative Preferred Stock on March 8, 1995.


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

     In April 1995, the 1995 Non-Employee Director Stock Option Plan was
approved by the Company's shareholders.   This plan, which is available only to
non-employee directors of the Company who first become directors after January 1, 1994, allows for the issuance of stock options covering 200,000 shares of the Company's common stock.


Note 6.  Income Taxes -

     The Company's effective tax rate decreased to 28 percent for the 1995 third quarter from 37 percent for the same period of 1994 and decreased to 35 percent for the 1995 nine months from 41 percent for the same period of 1994. These decreases resulted from a reduction in the Company's estimate of prior year's tax liabilities.


Note 7.  Dispositions -

     On January 6, 1995, the Company sold substantially all of the business and assets of Teledyne Electronic Systems. The transaction resulted in a pretax gain of $50.7 million, included in other income.


Note 8.  Business Segments -

     Information on the Company's business segments for the three and nine months ended September 30, 1995 and 1994 was as follows (in millions):

                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                              ------------------       --------------------
                                1995       1994          1995        1994
                              -------    -------       --------    --------

Sales:

Aviation and electronics:
 Continuing                   $ 224.4    $ 218.0       $  785.7    $  644.3
 Discontinued                       -       29.5              -       107.2
                              -------    -------       --------    --------
                                224.4      247.5          785.7       751.5
                              -------    -------       --------    --------

Specialty metals:
 Continuing                     212.1      173.2          642.4       524.6
 Discontinued                     0.3        0.4            1.2         1.3
                              -------    -------       --------    --------
                                212.4      173.6          643.6       525.9
                              -------    -------       --------    --------

Industrial:
 Continuing                      72.6       77.7          250.9       225.4
 Discontinued                     1.7        4.1            8.1        19.1
                              -------    -------       --------    --------
                                 74.3       81.8          259.0       244.5
                              -------    -------       --------    --------

Consumer:
 Continuing                      81.9       75.2          236.9       224.9
 Discontinued                       -          -              -           -
                              -------    -------       --------    --------
                                 81.9       75.2          236.9       224.9
                              -------    -------       --------    --------
Total:
 Continuing                     591.0      544.1        1,915.9     1,619.2
 Discontinued                     2.0       34.0            9.3       127.6
                              -------    -------       --------    --------
                              $ 593.0    $ 578.1       $1,925.2    $1,746.8
                              =======    =======       ========    ========


Income (Loss) before Income Taxes:

                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                              -------------------       -----------------
                               1995         1994          1995      1994
                              ------       ------       -------   -------

Aviation and electronics:
 Continuing                   $ 22.9       $ 20.5       $  78.2   $ (40.2)
 Discontinued                      -          1.4             -     (38.9)
 Pension income                  4.6          3.1          13.6       9.6
                              ------       ------       -------   -------
                                27.5         25.0          91.8     (69.5)
                              ------       ------       -------   -------

Specialty metals:
 Continuing                     19.7          7.5          66.9      31.7
 Discontinued                      -            -             -       5.3
 Pension income                  2.0          2.3           6.2       6.5
                              ------       ------       -------   -------
                                21.7          9.8          73.1      43.5
                              ------       ------       -------   -------

Industrial:
 Continuing                      3.0          2.7          14.0       2.5
 Discontinued                    0.2          0.2           0.4       2.2
 Pension income                  6.5          6.5          19.4      19.4
                              ------       ------       -------   -------
                                 9.7          9.4          33.8      24.1
                              ------       ------       -------   -------

Consumer:
 Continuing                      5.6          4.0          12.2      14.4
 Discontinued                      -            -             -      (3.1)
 Pension income                    -            -           0.1         -
                              ------       ------       -------   -------
                                 5.6          4.0          12.3      11.3
                              ------       ------       -------   -------
Total:
 Continuing                     51.2         34.7         171.3       8.4
 Discontinued                    0.2          1.6           0.4     (34.5)
                              ------       ------       -------   -------
                                51.4         36.3         171.7     (26.1)
                              ------       ------       -------   -------
Corporate expense:
 Salaries and benefits          (4.8)        (4.8)        (16.1)    (14.2)
 Closed businesses' expenses    (5.4)        (2.1)         (9.9)     (6.2)
 Other                          (8.7)        (8.2)        (36.3)    (29.0)
Interest expense               (10.5)       (11.3)        (31.5)    (32.3)
Pension income                  18.3         18.9          60.5      56.6
Other income                     7.5          2.0          64.4       9.4
                              ------       ------       -------   -------
                              $ 47.8       $ 30.8       $ 202.8   $ (41.8)
                              ======       ======       =======   =======


   Discontinued results include the estimated realignment/restructure cost before pension income and results of operations sold at a gain. As a result of the sale of Teledyne Electronic Systems, sales and operating results, for the unit have been reclassified and are presented in discontinued results of the aviation and electronics segment. In addition, sales and operating results for prior periods have been reclassified for realignment of certain business units.

   Operating results for the nine months of 1994 for the aviation and electronics segment were adversely impacted by charges of $88.8 million included in continuing operations and $35.0 million included in discontinued operations to resolve certain U.S. government contracting matters. The charges are presented in selling and administrative expenses.

   Teledyne's non-cash pension income recorded the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeded the current year's cost of providing benefits.


Note 9.  Net Income Per Share -

   The weighted average number of shares of common stock used in the computation of net income per share for the three and nine months ended September 30, 1995 was 55,699,922 and 55,610,035, respectively, and 55,446,334 and 55,443,279, respectively, for the same periods in 1994.


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

   The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Generally, as these cases are under seal, the Company does not possess sufficient information to determine whether the Company will sustain a material loss in such matters, or to reasonably estimate the amount of any loss attributable to such case or cases. Consequently, the Company has not been able to identify the existence of a material loss contingency arising therefrom. As previously reported, the Company was informed that it had been named as a defendant in one such suit filed in the U.S. District Court for the Central District of California concerning its former Teledyne Electronics unit. The Company has reached agreement to settle the matter for a total of $2.2 million, subject to execution of a mutually acceptable settlement agreement.

     For further information concerning government contract matters, and for a discussion of environmental matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     Teledyne is a technology-based manufacturing company serving worldwide customers with commercial and government-related aviation and electronics products; specialty metals for consumer, industrial, and aerospace applications; and industrial and consumer products.

Results of Operations

     Sales and operating profit for the Company's four business segments are discussed below.

Aviation and Electronics
------------------------

     Sales from continuing operations increased to $224.4 million for the third quarter of 1995 from $218.0 million in the same period of 1994 and increased to $785.7 million for the nine months of 1995 from $644.3 million for the same
period of 1994.   During the third quarter and nine months of 1995, sales
increased due to commencement of development work on the United States' new High Altitude Endurance Unmanned Aerial Surveillance/Reconnaissance Vehicle, the Tier II Plus program. Sales also improved during these periods for electronic countermeasure equipment for the international market, microwave devices and electromechanical relays for government and commercial customers, and avionics for the commercial aviation market. These increases were partially offset by a decline in aerial target sales due to use of government furnished engines that lowered costs per target. The completion of a contract to provide ground power generators to the U.S. Air Force increased sales $80 million for the nine months of 1995 over the prior year period. In addition, sales of fabricated products for the U.S. armed forces and piston engines for the general aviation market resulted in improved sales for the nine months of 1995 over the same period of 1994.

     Operating profit from continuing operations increased to $22.9 million for the third quarter of 1995 from $20.5 million for the same period of 1994. For the nine months of 1995, operating profit increased to $78.2 million from $48.6 million for the same period of 1994, excluding charges of $88.8 million to resolve certain U.S. government contracting matters in 1994. Operating profit for the 1995 third quarter and nine months increased primarily due to the higher sales described above, improved earnings on unmanned air vehicles, aerial targets and systems engineering services, and reduced losses on wire and cable products. The reversal of estimated losses of $10.7 million as a result of the completion of the ground power generator contract discussed above also contributed to operating profit for nine months of 1995. The improvements in operating profit for the third quarter and nine months of 1995 were partially offset by lower margins on piston engines for the general aviation industry.

Specialty Metals
----------------

     Sales from continuing operations increased to $212.1 million for the third quarter of 1995 from $173.2 million for the same period of 1994 and increased to $642.4 million for the nine months of 1995 from $524.6 million for the same period of 1994. Sales increased primarily due to the improvement in the worldwide markets served by Teledyne's specialty metals businesses, particularly in the automotive, commercial aerospace, power generation, cutting tool and other industrial markets.

     Operating profit from continuing operations increased to $19.7 million for the third quarter of 1995 from $7.5 million for the same period of 1994 and increased to $66.9 million for the nine months of 1995 from $31.7 million for the same period of 1994. The improvement in operating profit in the third quarter and nine months of 1995 was primarily the result of increased sales, improved margins in nickel and titanium-based alloys and specialty steels, and the strong performance of thin rolled and tungsten-based products, partially offset by lower margins on zirconium products. Operating profit for the 1995 third quarter and nine months was adversely affected by legal costs associated with the resolution of export license cases, and decreased productivity in zirconium products in the midst of protracted labor negotiations, which have since been settled. Costs associated with installing a new high capacity mill and opening a new international service center for distribution of thin rolled products also negatively affected operating profit for both periods.

Industrial
----------

     Sales from continuing operations decreased to $72.6 million for the third quarter of 1995 from $77.7 million for the same period of 1994 and increased to $250.9 million for the nine months of 1995 from $225.4 million for the same period of 1994. For the 1995 third quarter and nine months, sales improved in metal stamping dies and plastic compression molds for the automotive and truck markets, and in nitrogen cylinder systems for the metal stamping industry.
Sales of material handling equipment also improved during both periods primarily as a result of the January 1995 acquisition of the material handling business of Kooi Beheer B.V. Kooi is a Netherlands company that is Europe's largest supplier of truck-mountable, self-propelled material handlers. For the 1995 third quarter, sales declines related to land combat vehicle development and tank engines exceeded the sales improvements discussed above. In addition, for the nine months of 1995 sales of crash fire vehicles to the U.S. Air Force increased while land combat vehicle development sales declined compared to the same period of 1994.

     Operating profit from continuing operations increased to $3.0 million for the third quarter of 1995 from $2.7 million for the same period of 1994 and increased to $14.0 million for the nine months of 1995 from $2.5 million for the same period of 1994. Operating profit for the third quarter and nine months of 1995 was affected by the changes in sales discussed above, a gain on sale in the 1995 third quarter of an industrial valve product line, and improved profitability of pressure relief valves. In addition, operating profit for both periods was adversely affected by costs associated with the Kooi acquisition, plant rationalization expenses, and decreased margins on certain machine tools as a result of a labor dispute.

Consumer
--------

     Sales from continuing operations increased to $81.9 million for the third quarter of 1995 from $75.2 million for the same period of 1994 and increased to $236.9 million for the nine months of 1995 from $224.9 million for the same period of 1994. Sales increased for the third quarter and nine months in part due to three new product introductions; the Sensonic(tm) Plaque Removal Instrument, the Pour-Thru Water Filter(tm) device, and the MAXX-PURE(tm) ozone sanitizing system for swimming pools. Also, sales increased for commercial and residential heating systems, offset by decreased sales of pool products as a result of poor weather conditions and a slowdown in spending on consumer durables. This slowdown is causing retailers generally to be cautious as they consider inventory stocking levels. Housewares industry experts expect retailers to postpone early Christmas orders in the wake of a poor third quarter performance.

     Operating profit from continuing operations increased to $5.6 million for the third quarter of 1995 from $4.0 million for the same period of 1994 and decreased to $12.2 million for the nine months of 1995 from $14.4 million for the same period of 1994. The 1995 results were adversely affected by advertising and start-up costs for the three new products discussed above and the decrease in sales of pool products.

Corporate Expense

     Corporate expense increased to $18.9 million for the third quarter of 1995 from $15.1 million for the same period of 1994 and increased to $62.3 million for the nine months of 1995 from $49.4 million for the same period of 1994. Corporate expense increased for the 1995 third quarter primarily due to warranty expenses related to closed businesses. For the 1995 nine months, corporate expense increased primarily due to legal and advisory fees associated with an unsolicited merger proposal and ensuing proxy contest and increased warranty expenses for closed businesses.

Pension Income

     Teledyne's non-cash pension income recorded the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeded the current year's cost of providing benefits. Pension income before tax was $18.3 million for the third quarter of 1995 compared to $18.9 million for the same period of 1994 and was $60.5 million for the nine months of 1995 compared to $56.6 million for the same period of 1994. The change in pension income was a result of a higher expected return on pension assets and a change in discount rate used to calculate the pension benefit obligation partially offset by a change in mortality assumptions.

Other Income

     In July 1995, the New Piper Aircraft Company emerged from bankruptcy with the Company holding 25 percent ownership and an option to purchase an additional 25 percent in resolution of its major creditor position. As a result, the Company recognized a gain of $5.9 million, included in other income, to reflect its ownership interest in New Piper.

Provision for Income Taxes

     The Company's effective tax rate decreased to 28 percent for the 1995 third quarter from 37 percent for the same period of 1994 and decreased to 35 percent for the 1995 nine months from 41 percent for the same period of 1994. These decreases resulted from a reduction in the Company's prior year's tax liabilities.

Financial Condition

     The Company has been able to meet all cash requirements for the nine months ended September 30, 1995 and 1994 with cash generated from operations, proceeds from the sale of businesses and its credit lines and is not aware of any impending cash requirement or capital commitments which could not be met by internally generated funds or, if needed, the utilization of its committed lines of credit. During the nine months ended September 30, 1995, the Company utilized a portion of its lines of credit in the acquisition of the material
handling business of Kooi Beheer B.V.    At September 30, 1995, the Company's
unused lines of credit with various banks totaled $135.0 million.

Other Matters

Government Contracts
--------------------

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

Environmental
-------------

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

     The Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. The Company has been identified as a potentially responsible party (PRP) at approximately 60 Superfund sites, including those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 50 of these sites.
In addition, the Company is remediating, or has begun environmental engineering studies to determine cleanup requirements at certain of its current and former operating sites. The Company has accrued approximately $45 million in connection with environmental investigation and remediation liabilities at Superfund sites and at the Company's current and former operating sites. These costs will likely be incurred over a period of several years. Based on currently available information and analyses, management does not believe that costs in excess of those accrued for these matters will have a material adverse effect on the Company.


                   PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
--------------------------

     Registrant has been defending a civil action filed on behalf of the U.S. government pursuant to the False Claims Act in the United States District Court for the Central District of California, entitled United States of America ex rel. Charlie J. Hill and Charlie J. Hill v. Teledyne, Inc., Teledyne Industries, Inc., Teledyne Relays Division, Teledyne Solid State Division, Hall & Phillips, Phillips, Cohen & Goldstein, Hall & Associates, John R. Phillips, Carlyle W. Hall and Ann Carlson. The original complaint in the matter, filed on November 21, 1991, alleged generally that the Registrant's Teledyne Relays and Teledyne Solid State units had used improperly calibrated test equipment in the manufacture of switching devices. The first amended complaint, filed on November 10, 1993, added allegations that Teledyne Relays and Teledyne Solid State falsified test certifications for switching devices supplied to the government, and sought treble the damages allegedly sustained by the United States together with civil penalties of $5,000 to $10,000 for any false certification made. In addition to the claims alleged under the False Claims Act, the first amended complaint stated three new causes of action for wrongful termination under federal and state laws. The government intervened in the action on March 4, 1994, and subsequently filed a second amended complaint alleging that Teledyne Solid State failed to conform to percent defective allowable ("PDA") testing requirements for solid state relays delivered to the United States, and raising several other testing issues reported by Teledyne Solid State to the government following a self audit in 1991. On July 1, 1994, plaintiff Charlie J. Hill filed a third amended complaint realleging the claims alleged in the first amended complaint and the government's second amended complaint, and raising other testing issues previously reported by Teledyne Solid State to the government. The Court unsealed the case on July 29, 1994.
On October 4, 1994, plaintiff Charlie J. Hill and Registrant reached a settlement for $1.125 million of the PDA claims first alleged in the second amended complaint. The government approved the settlement and subsequently, on December 20, 1994, withdrew from the case. On July 14, 1995, Registrant reached agreement with plaintiff to settle this matter in its entirety for an additional $850,000. The settlement was subsequently approved by the government, and the case was dismissed in its entirety on or about August 31, 1995.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits -

           4 Certificate of Designation, Preferences and Rights of Series E Cumulative Preferred Stock of Teledyne, Inc. (previously filed as Exhibit 2 to the Registrant's Form 8-A Registration Statement dated February 9, 1995, and incorporated herein by reference).

          27   Financial Data Schedule

     (b) Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1995.


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



                                                 TELEDYNE, INC.
                                    -----------------------------------------
                                                  (Registrant)



Date: October 24, 1995         By   /S/ Donald B. Rice
                                    -----------------------------------------
                                    Donald B. Rice
                                    President and
                                    Chief Operating Officer



Date: October 24, 1995         By   /S/ Douglas J. Grant
                                    ------------------------------------------
                                    Douglas J. Grant
                                    Treasurer