Form 10-K
period 1995-12-31
TELEDYNE INC
filed 1996-01-31
CIK 96935

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



         [X]  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                OR

         [ ]  FOR THE TRANSITION PERIOD FROM ____ TO ____

                  Commission File Number 1-5212



                          TELEDYNE, INC.
-------------------------------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)

                                                               95-2282626
                                                         ----------------------
                                                             (I.R.S. Employer
                                                         Identification Number)

     2049 Century Park East
    Los Angeles, California                                    90067-3101
-----------------------------------------                ----------------------
 (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code           (310) 277-3311
                                                         ----------------------

   Securities registered pursuant to Section 12(b) of the Act:
                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
-------------------------------------            -----------------------
Common Stock, $1.00 Par Value                    New York Stock Exchange
                                                 Pacific Stock Exchange
Series E Cumulative Preferred Stock,
  $1.00 Par Value                                New York Stock Exchange
                                                 Pacific Stock Exchange
7% Subordinated Debentures Due 1999              New York Stock Exchange
10% Subordinated Debentures Due 2004, Series A New York Stock Exchange 10% Subordinated Debentures Due 2004, Series C New York Stock Exchange
----------------------------------------------   -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                        Yes   X  No
                                                              -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At January 19, 1996, Registrant had outstanding 55,806,173 shares of its Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates at this date was approximately $1.2 billion, based on the closing price of $25 3/4 as reported on the Composite Tape. For purposes of the foregoing calculation, all directors and executive officers of the Registrant have been deemed to be affiliates, but the Registrant disclaims that any of such directors or executive officers is an affiliate.

               Documents Incorporated By Reference

Teledyne, Inc. proxy statement for 1996 - Part III

                              PART I

ITEM 1.  BUSINESS
-----------------

   (a) Teledyne, Inc. (Teledyne, Company or Registrant) was incorporated in the state of Delaware in 1960. Teledyne is a technology-based manufacturing corporation serving worldwide customers with commercial and government-related aviation and electronics products; specialty metals for consumer, industrial and aerospace applications; and industrial and consumer products.

Company Overview
----------------

   During 1992-94, Teledyne divested over thirty businesses with total sales of about $750 million. The decision to divest was based on whether the businesses fit into Teledyne's model of technology-based, manufacturing businesses with attractive futures and synergistic prospects with other Teledyne businesses.

   Beginning in mid-1993, and extending through 1994, Teledyne undertook a major realignment of its continuing businesses, consolidating them into fewer operating companies, eliminating an entire layer of corporate management and 1,200 overhead and support positions. The intent of the realignment was to streamline operations to allow more successful exploitation of business opportunities, enable the Company to compete more effectively in today's increasingly complex business environment, give Teledyne greater concentration and increased focus in the markets in which it competes, and better serve customers through more robust operating units. The Company believes that the resulting operating units provide Teledyne with a strong platform for ProfitableGrowth.

   The Company's strategy emphasizes building on its strongest market positions, through both internal growth and acquisitions. The business plans of the Company's operating units concentrate on four central themes: (1) business renewal and growth through process improvement and new product development; (2) expanded international business, requiring internationally competitive costs and products; (3) developing commercial products from defense technologies, drawing on Teledyne's expertise in devices and components which have direct commercial application; and (4) acquisition of businesses highly complementary to Teledyne's existing businesses that add market share or geographic reach to operations where the Company already has a strong position.

   The Company believes that its strategy is already bearing fruit. Sales and earnings from continuing operations for 1995 increased significantly over 1994. Three acquisitions completed in 1995 should deliver over $100 million in sales in 1996. All three of these acquisitions add market share and international reach to businesses where Teledyne already had strong positions in North American markets. New products introduced during 1995 are expected to contribute to 1996 performance. The Company sees long-term growth opportunities across many of its businesses and seeks to increase market strength and focus within fewer businesses through careful allocation of capital spending, selected complementary acquisitions, and occasional divestitures of non-complementary businesses.

   Teledyne will continue to operate a diversified set of businesses, though certainly fewer in number than in the past. These businesses provide multiple opportunities to share resources, cross-fertilize ideas and technology, and collaborate on initiatives that one business could not pursue alone, leading to overall Teledyne performance greater than what the individual businesses would produce on their own.

    Finally, by the end of 1995, the Company had resolved numerous legal matters, mostly disputes with the U.S. government over events that had occurred in government contracting or government licensed businesses largely during the 1980's or earlier, including all issues believed to entail significant economic threats to the Company. Over the past few years, Teledyne has developed and implemented a comprehensive business ethics and compliance program, for both its commercial and government businesses, designed to prevent or significantly reduce the likelihood of a repetition of the circumstances that gave rise to these prior legal matters.

    In 1995, to facilitate compliance with rules and regulations governing United States Government contracts, the Company distributed its Code of Business Ethics to all employees and conducted live ethics awareness training throughout Teledyne using the Company's training module. Also, the Company trained several thousand Teledyne employees engaged in government contracting on government contract compliance issues; conducted training on the Truth in Negotiations Act, cost accounting, and procurement integrity for 390 senior employees, using outside experts as instructors; issued a handbook entitled
TINA: Truth in Negotiations Act Handbook to relevant employees; and maintained the Company's Government Contracting Guidelines, which set forth standard practices to be followed by Teledyne companies engaged in government contracting. Teledyne remains an active signatory to the Defense Industry Initiative which commits the Company to a set of self-governance principles.

    With its strategy showing results, Teledyne is positioned for ProfitableGrowth in all four of its operating segments. These segments and the products they produce for worldwide customers are detailed below in
Item 1-(c)(1)(i).

    (b) Information regarding business segments is presented in Note 11 on pages 13-21 through 13-24 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1995. Teledyne's respective operating companies are responsible for marketing their products.

    (c)(1)(i) The following describes Teledyne's products and services by business segment:

AVIATION & ELECTRONICS SEGMENT
------------------------------
Operating companies in Teledyne's Aviation & Electronic Segment provide the following products and services:

Electronic Components and Devices
---------------------------------
    A wide range of electronic chips, components and devices are designed, manufactured and sold worldwide for a variety of aerospace, defense-related, medical, industrial and consumer applications.

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

    Using advanced microcircuit technology and encryption algorithms, Teledyne is developing equipment to provide cryptographic security for commercial wideband telecommunications applications.

    On a still larger scale are Teledyne's high power traveling wave tubes, used to transmit thousands of telephone conversations or a dozen television channels around the world simultaneously via satellite networks. Similar types of traveling wave tubes are used in the latest airborne and ground-based electronic countermeasure equipment.

    In the microwave industry, Teledyne is a leading supplier of ferrite components and switching devices, as well as filters, oscillators and integrated subsystems. Monolithic microwave integrated circuits are provided for both commercial and military applications.

    Other components include operational amplifiers, digital-analog converters, miniature relays, hybrid switching devices, radar augmenters, lower power microwave tubes, flexible printed-circuit interconnections, and switches.

Aviation Propulsion Systems
---------------------------
    Aviation propulsion systems, both piston and small gas turbine engines, are designed, manufactured and sold domestically and internationally for general aviation and defense-related purposes. The piston engine products, sold under the Continental name, are used by several general aviation aircraft original equipment manufacturers (OEMs) and after-market suppliers. Continental's piston engines have been powering airplanes for 60 years, and today about half of the general aviation piston engines produced in the United States are built by Teledyne and used worldwide. The small gas turbine engines are used primarily in aerial targets, drones and cruise missiles.

Engineering Services
--------------------
    A wide range of engineering services are provided to government defense and aerospace customers as well as commercial customers. These services include equipment design and engineering support for scientific experiments flown on the space shuttle and systems engineering support for ballistic missile defense programs. In addition, computer software has been developed for simulations and hardware performance evaluations. Recent broadening of the range of engineering services include high-technology environmental cleanup, initially applied to the aftereffects of long term storage of chemical munitions.

Sensing, Analysis and Instrumentation Systems and Instruments
-------------------------------------------------------------
    A diverse range of sensing, analysis and instrumentation systems and instruments are designed, manufactured and sold to a number of customers, including the Federal Aviation Administration, domestic and foreign airlines, commercial aircraft OEMs, and a broad base of companies in different industrial sectors.

    Teledyne currently produces equipment for telemetering data from remote sources, which is used by major airlines and helicopter fleets to record in-flight performance and maintenance data on their aircraft.

    Sensors, analyzers (on-line and portable), and custom-engineered systems incorporate a broad range of principles of measurement, including electrochemical, electrolytic diffusion, chemiluminescence, absorption photometry, thermal conductivity, flame ionization, and catalytic oxidation.

     Oxygen sensors from this line stand out due to their accuracy, sensitivity, rugged reliability, and application versatility. Photometric detectors for specific chemicals cover the complete spectrum of absorption analysis, from ultraviolet to visible to infrared wave-lengths. Polarographic sensors for carbon monoxide and hydrogen sulfide gas analysis also monitor chlorine, fluorine, and reducing gases.

    Teledyne's 3DQ Discovery ion trap mass spectrometer offers portability and compactness along with a parts-per-trillion sensitivity for petrochemical, industrial, pharmaceutical, biotechnical, and environmental applications.

    Teledyne produces equipment which supports geophysical exploration and analysis for oil and gas exploration surveys and the measurement of seismic earth motion. Teledyne is a leading global manufacturer of a family of hydrophones based on piezoelectric ceramics. For over a half century, precise seismometers developed and manufactured by Teledyne have provided advanced capabilities for detecting natural and man-made earth motion. The innovation continues with smaller, more sensitive instruments and microprocessor-based, portable systems which quickly extract and analyze seismic information.

Controlled Explosive Devices
----------------------------
    Controlled explosive devices are designed, manufactured and sold for defense-related, aerospace and commercial purposes. These devices are used in a wide range of pilot ejection systems, airframe separation and other similar aerospace-related systems. Commercially, the devices are used in vehicle airbags and petroleum industry drilling systems, among other uses.

Unmanned Aerial Vehicles and Targets
------------------------------------
    Unmanned aerial vehicles and targets are designed, manufactured and sold for defense-related purposes to the U. S. government and to the international market. The Company's expertise in airframe manufacture goes back to Charles Lindbergh's Spirit of St. Louis which was built by Ryan Airlines, Inc., forerunner of today's Teledyne Ryan Aeronautical. More than 25 types of remotely piloted aircraft, usually called Unmanned Air Vehicles (UAVs), have been built by Teledyne, in both supersonic and subsonic versions. These recoverable and reusable vehicles are used for sophisticated military missions, such as reconnaissance, with the pilots safely flying them from remote control centers. Currently, the Company is developing the technically sophisticated "Global Hawk" UAV for the U.S. Government under the Tier II+ program. Through the production of sophisticated UAVs, Teledyne has also developed broad expertise in the use of advanced materials, such as graphite composites, and has facilities for the numerically controlled machining of airfoils from honey-comb materials.

    Teledyne Ryan Aeronautical also builds the airframe for the U.S. Army's Apache attack helicopter and manufactures airframe components and subassemblies for commercial aircraft.

SPECIALTY METALS SEGMENT
------------------------
    The products of this business segment derive from the practical application of leading edge metallurgical science. Unique product characteristics relate to the particular properties of the alloys melted and the various processing techniques employed to add value for customers.

    Operating companies in Teledyne's Specialty Metals Segment offer a number of products including:

Superalloys and Specialty Steels
--------------------------------
    High-purity and high-performance superalloys, and specialty steels are refined and processed for worldwide customers in aerospace, biomedical, marine, oil and gas, gas turbine, chemical processing, nuclear and transportation industries. Advanced melting and refining capabilities are used by Teledyne to produce alloys meeting ultra high purity requirements. Subsequent billet forging and rod and bar rolling provide "long products" to meet exacting standards of high temperature strength, corrosion resistance, and other special properties.

     Teledyne high-speed steels are used for lathe bits, drills, milling cutters, taps and dies and other cutting tools. Related alloy steels, including a cobalt-free maraging grade, are produced for bearings, gears, special aerospace hardware and high-strength applications.

Thin-rolled Metals
------------------
    All types of metals processed to foil thinness over an extensive range of widths and finishes meet the specialized needs of a diverse international customer base. These customers use the thin-rolled metal to fabricate products ranging from automobile components to photographic, medical, telecommunication, aerospace, personal computer and consumer products. Of equal importance to the dimensional precision of these products is Teledyne's ability to provide engineered coatings of adhesives, vinyl, epoxies, polyurethanes, and acrylics. Custom roll forming, stretch forming and tube drawing capabilities round out the thin metal product offerings. A significant portion of these products is distributed through a network of seven service centers, some located in foreign countries.

Refractory and Reactive Metals
------------------------------
    Teledyne is a leading U.S. producer of zirconium, a highly corrosion-resistant metal that is transparent to neutrons. It is used for fuel tubes and structural parts in nuclear power reactors and for corrosion-resistant chemical industry applications. Other users of zirconium include the jewelry and personal hygiene industries. Hafnium, derived as a by-product of zirconium, is used for control rods in nuclear reactors due to its ability to absorb neutrons.

    Niobium, also known as columbium, is used as an alloying element in the manufacture of many steels. The higher quality grades produced by Teledyne are used in superalloys for jet engines and special alloys for aerospace applications such as rocket nozzles. When alloyed with titanium, niobium is manufactured into superconducting wire for high-strength magnets used in MRI machines for body-scanning, accelerators for high-energy physics, and fusion energy projects for future generation of electricity.

    Teledyne produces titanium alloys for medical, aerospace, chemical processing, electronic and sporting goods applications. Tantalum, one of the most corrosion resistant metals, is produced for medical implants, chemical process equipment, and aerospace engine components.

Tungsten Products
-----------------
    Teledyne is a major producer of tungsten and tungsten carbide powders and mill products. Wrought or ductile tungsten products are used in diverse applications including light bulb filaments, inert gas welding electrodes, electrical contacts and aircraft counterweights.

    Teledyne produces a line of sintered tungsten carbide products, some of which approach the hardness of diamonds. These cemented carbide products are used as super-hard cutters in the high-speed machining and cutting of steel and other applications where hardness and wear resistance are important. Technical developments related to ceramics, coatings and other disciplines are incorporated in these products.

    Molybdenum, a sister metal to tungsten, which also has a very high melting point, is produced by Teledyne in powder form and then shaped into solid forms
through powder metallurgy techniques.   It is an important alloying element for
steels and is used for plasma arc spraying of piston rings for electrodes in glass melting and for structural parts in high temperature furnaces.

Forgings and Castings
---------------------
    Teledyne also provides forging and casting services to customers across the industrial spectrum. In addition to supplying the transportation, construction and other basic industries, Teledyne can forge the more difficult alloys which are used in aerospace, medical implants and other critical applications.

     Teledyne casts a variety of metals into products ranging from diesel locomotive engine blocks and paper rolls to lightweight aluminum and magnesium aircraft parts. Housings and parts are made for power generation equipment, tools and automobiles.

INDUSTRIAL SEGMENT
------------------
    Operating companies in Teledyne's Industrial Segment provide the following products:

Nitrogen Gas Systems
--------------------
    Nitrogen gas springs and pressure systems are designed, manufactured and sold internationally to industries that, as part of their manufacturing processes, must form metal. These industries include automobile, appliance and can-making. These gas systems overcome manufacturing difficulties encountered with mechanical and air or hydraulic pressure systems.

Dies and Molds
--------------
    Metal stamping dies and plastic compression molds are designed and manufactured and sold primarily for the domestic automotive and truck parts industries.

Valves, Pumps and Boosters
--------------------------
    Many different types of valves, pumps and boosters are designed, manufactured and sold domestically and internationally to transportation, chemical processing, pharmaceutical, and industrial customers.

Transportable Material Handlers
-------------------------------
    Teledyne designs and manufactures, through domestic and foreign operations, a series of specialty forklifts that ride as outriggers on delivery trucks.
This saves valuable cargo space, and the product's light weight transportability makes it especially useful for the efficient on-site movement of cargo, such as at construction sites.

Mining and Construction Equipment
---------------------------------
    Rugged, high-performance equipment such as breakers, boom systems and scalers, are designed and manufactured for the construction, quarry and mining industries.

Military Vehicle Engines and Suspension Systems
-----------------------------------------------
    Teledyne produces air and liquid cooled, gasoline and diesel fueled engines. The heavy-duty, turbo-charged, diesel engines approach 1,750 horsepower and are used in tanks, mobile artillery and tank recovery vehicles.

    In addition, Teledyne develops and manufactures suspension systems for military and commercial heavy vehicles.

CONSUMER SEGMENT
----------------
    Operating companies in Teledyne's Consumer Segment manufacture a number of specialty products including:

Pool Equipment and Heating Systems
----------------------------------
    The Company manufactures under the Teledyne Laars brand name a variety of heating and water treatment systems for residential and commercial swimming pools and spas, including MAXX-PURE (TM), a sanitizing system for pools that uses advanced ozone technology. The Hi-E line of swimming pool heaters is up to 97 percent efficient and produces very low environmental emissions.
The Company also produces a full line of water heating equipment that provides hot water for commercial, residential and industrial space and water heating.

Oral Health Products
--------------------
    A family of consumer and professional oral health products and devices are designed, manufactured and sold primarily through retail merchandisers and professional dental networks. These products include a high-speed, electronically controlled toothbrush, other automatic toothbrush models, and oral irrigation devices that are sold under the brand name of Teledyne Water Pik (R). Teledyne also produces apparatus and products used in professional dental practices.

Showerheads
-----------
    Also marketed under the Teledyne Water Pik brand name are pulsating shower heads in a wide range of models. Teledyne designs and manufactures the showerheads which sell through domestic and foreign mass merchandise and specialty retail outlets.

Residential Water Filtration
----------------------------
    A family of residential water filtration devices are designed and manufactured for domestic and foreign consumers and sold primarily through mass merchandise and specialty retail outlets. The Instapure (TM) line includes faucet-mounted, under-the-counter and whole house water filters for improving the quality of water used in the home. The Pour-Thru Water Filter (TM) for home water filtration removes chlorine, sediment, lead and pesticides from residential water, employing a filter which is made of 100 percent natural ingredients and is biodegradable. Teledyne's water filtration product line is one of the few that can be adapted for most of the water delivery systems throughout the world.

Collapsible Tubes
-----------------
    Metal, laminate and plastic collapsible tubes are designed, manufactured and sold to domestic and foreign companies that package pharmaceutical, dentifrice, cosmetic, toiletries, food, household and industrial products.

    (c)(1)(ii) There has been no public announcement about a new product or industry segment that would require the investment of a material amount of assets of the Company or that otherwise is material.

    (c)(1)(iii) Substantially all parts and materials required in the manufacture of the Company's products are available from more than one supplier and, in the Company's opinion, the sources and availability of raw materials essential to its business are adequate.

    (c)(1)(iv) The Company owns a number of patents and trademarks and is a party to numerous patent, trademark and technical information license agreements. Although these have been and are expected to be of value, in the opinion of the Company the loss of any single such item or technically related group of such items would not materially affect the conduct of its business.

    (c)(1)(v) and (c)(1)(vi) Not applicable.

    (c)(1)(vii) For the year ended December 31, 1995, approximately 29 percent of the Company's revenues was attributable to U.S. government business. Information regarding sales to the U.S. government by business segment is presented in Note 11 on page 13-22 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1995. Companies engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in U.S. government policies resulting from various domestic and international military and political developments. While the Company's subsidiaries perform work on a substantial number of defense contracts, spanning many defense programs, a material reduction in U.S. government appropriations for defense may have an adverse effect on the Company's business, depending upon the defense programs affected.

    In addition, U.S. government contracts are terminable at the convenience of the government or for default. If a contract is terminated for convenience by the U.S. government, traditional contract remedies apply which, in general, compensate the contractor for the contract price of completed supplies or services accepted by the government; for costs incurred in the performance of the work terminated, including associated profit or fee; and for other allowable costs incurred by the contractor resulting from the termination. The U.S. government may terminate a contract for default if the contractor materially breaches the contract. In the event of a material breach, traditional contract remedies apply.

    Additional information regarding business with the U.S. government is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-30 through 13-37 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1995.

    (c)(1)(viii) The Company's backlog of confirmed orders was approximately $1.0 billion at December 31, 1995 and $1.4 billion at December 31, 1994. During the year ending December 31, 1996, it is anticipated that approximately 85.7 percent of confirmed orders on hand at December 31, 1995 will be filled.
Backlog of confirmed orders of the aviation and electronics segment was $456.6 million at December 31, 1995 and $850.7 million at December 31, 1994. During the year ending December 31, 1996, it is anticipated that approximately 83.9 percent of the confirmed orders on hand at December 31, 1995 for this segment will be filled. Backlog of confirmed orders of the specialty metals segment was $362.2 million at December 31, 1995 and $298.9 million at December 31, 1994. During the year ending December 31, 1996, it is anticipated that approximately
83.1 percent of the confirmed orders on hand at December 31, 1995 for this segment will be filled.

    (c)(1)(ix) See (c)(1)(vii) above.

    (c)(1)(x) Intense competition exists with respect to most of the Company's products and services in each of its principal business segments. During the year ended December 31, 1995, any changes in competitive conditions were not material to Teledyne as a whole. In view of the number and variety of its products and services, the Company believes that it is not meaningful to state its relative position with respect to the market for any particular product or service, or group of products or services.

    (c)(1)(xi) Research and development is conducted by the Company at its various operating locations both for its own account and for customers on a contract basis. Estimates of the components of research and development, including bid and proposal costs, for the years ended December 31, 1995, 1994 and 1993 included the following in millions:

                                          1995       1994       1993
                                         ------     ------     ------
Customer-Sponsored:
 Aviation and electronics segment        $204.2     $173.9     $291.6
 Industrial segment                        26.0       51.1       85.5
 Other                                      3.7        5.2        1.9
                                         ------     ------     ------
                                          233.9      230.2      379.0
                                         ------     ------     ------

Company-Sponsored:
 Aviation and electronics segment          30.0       39.7       40.6
 Other                                     27.3       26.2       23.4
                                         ------     ------     ------
                                           57.3       65.9       64.0
                                         ------     ------     ------

  Total Research and Development         $291.2     $296.1     $443.0
                                         ======     ======     ======

   (c)(1)(xii) Information regarding laws and regulations concerning the environment is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-36 and 13-37 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1995.

   (c)(1)(xiii) The Company and its subsidiaries employ approximately 18,000 persons, 7,000 of whom are employed at companies in the aviation and electronics segment.

    (d)(1) During the years ended December 31, 1995, 1994, and 1993, the Company and its subsidiaries did not engage in material manufacturing operations in foreign countries. Export sales by U.S. operations to customers in foreign countries represented approximately 17 percent in 1995, 16 percent in 1994 and 15 percent in 1993 of the Company's sales.

    (d)(1)(i) and (d)(1)(ii) Not applicable.

    (d)(2) In the opinion of the Company, there is no significant risk attendant to its foreign operations.

    (d)(3) Not applicable.

ITEM 2.  PROPERTIES
-------------------

    The Company owns manufacturing and research facilities at numerous locations as follows: aviation and electronics segment (1.8 million square feet), primarily in Alabama and California; specialty metals segment (4.0 million square feet), primarily in Oregon, Indiana, North Carolina and Pennsylvania; industrial segment (2.3 million square feet), primarily in Michigan and Pennsylvania; consumer segment (1.4 million square feet), primarily in Colorado, Oklahoma and California.

    The Company leases facilities as follows: aviation and electronics segment (4.0 million square feet), primarily in Alabama and California; specialty metals segment (0.9 million square feet), primarily in Massachusetts, South Carolina and Virginia; industrial segment (0.1 million square feet); consumer segment (0.1 million square feet). The terms of these leases range from monthly tenancies to several years, and many may be renewed for additional periods at the option of the Company.

    The Company believes that its property and equipment, most of which is fully utilized in its operations, are well maintained and in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    On August 15, 1990, federal agents executed a search warrant on and removed a number of documents relating to government-furnished materials from Registrant's former Teledyne Neosho unit. In addition, several Teledyne Neosho employees received subpoenas to testify before a federal grand jury. As previously reported, Registrant is further informed that it has been named as a defendant in a civil action filed pursuant to the False Claims Act in the U.S. District Court for the Western District of Missouri concerning Teledyne Neosho. Though the case remains under seal, management does not believe that the outcome of this action is likely to have a material adverse effect on Registrant's financial condition.

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

    The parties entered a stipulation settling the shareholder derivative actions described above, and on January 22, 1996, the Court entered final judgment approving the agreed settlement. Resolution of these matters did not have an adverse effect on the financial condition of Registrant.

    On March 31, 1995, a putative class of Registrant's shareholders filed a complaint in the Court of Chancery, State of Delaware in and for New Castle County, entitled Ruth Freeman v. Teledyne, Inc., William P. Rutledge, Donald B. Rice, George Kozmetsky, George A. Roberts, Fayez Sarofim, Henry E. Singleton and Diane Creel, which asserts a claim against Registrant and certain of its directors for breach of fiduciary duty. Plaintiffs principally contend that Registrant and its Board of Directors inappropriately rejected an unsolicited acquisition proposal from WHX Corporation ("WHX"), failed to negotiate with WHX for a higher price, and failed to engage in an auction of Registrant. By their complaint, plaintiffs seek declaratory relief certifying the case as a class action and declaring that the director defendants have breached their fiduciary duties. Plaintiffs also seek injunctive relief prohibiting any action that might "diminish shareholder value" and requiring the director defendants "to properly and adequately consider all bona fide offers or proposals to acquire Teledyne and to negotiate in good faith with all person with bona fide interested [sic] in acquiring Teledyne", and monetary damages. The complaint does not specify the amount of monetary damages sought. The plaintiffs also request reimbursement of costs and attorneys' fees. Registrant and the named directors have substantial defenses, and will defend the matter vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    Not applicable.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

    This information is presented on pages 13-27 and 13-38 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1995.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

    This information is presented on pages 13-28 and 13-29 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1995.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

    This information is presented on pages 13-30 through 13-37 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1995.


ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
----------------------------------------------------

    This information is presented on pages 13-1 through 13-29 in Exhibit 13 - Teledyne, Inc. annual report to shareholders for the year ended December 31, 1995.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

    Not applicable.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    This information will be included in the Teledyne, Inc. proxy statement for 1996 which will be filed within 120 days of the Company's year end and is hereby incorporated by reference to such proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    This information will be included in the Teledyne, Inc. proxy statement for 1996 which will be filed within 120 days of the Company's year end and is hereby incorporated by reference to such proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    This information will be included in the Teledyne, Inc. proxy statement for 1996 which will be filed within 120 days of the Company's year end and is hereby incorporated by reference to such proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    This information will be included in the Teledyne, Inc. proxy statement for 1996 which will be filed within 120 days of the Company's year end and is hereby incorporated by reference to such proxy statement.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

   (a)(1)  Consolidated Balance Sheets - December 31, 1995 and 1994

   Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

   Report of Independent Public Accountants

   Notes to Consolidated Financial Statements

   (a)(2)  Not applicable.

   (a)(3)  See the exhibit index.

   (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

   (c) Included in 14(a)(3) above.

   (d) Not applicable.

                               SIGNATURES
                               ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TELEDYNE, INC.

                                    (Registrant)


Date:  January 30, 1996             By   /S/ William P. Rutledge
                                         _____________________________
                                         William P. Rutledge
                                         Director, Chairman of the Board
                                         and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and as of the date indicated.



Date:  January 30, 1996             By   /S/ William P. Rutledge
                                         ____________________________
                                         William P. Rutledge
                                         Director, Chairman of the Board
                                         and Chief Executive Officer



Date:  January 30, 1996             By   /S/ Donald B. Rice
                                         ____________________________
                                         Donald B. Rice
                                         Director, President and Chief
                                         Operating Officer


Date:  January 30, 1996             By   /S/ George A. Roberts
                                         ____________________________
                                         George A. Roberts
                                         Director


Date:  January 30, 1996             By   /S/ Fayez Sarofim
                                         ____________________________
                                         Fayez Sarofim
                                         Director


Date:  January 30, 1996             By   /S/ Henry E. Singleton
                                         ____________________________
                                         Henry E. Singleton
                                         Director


Date:  January 30, 1996             By   /S/ Douglas J. Grant
                                         ____________________________
                                         Douglas J. Grant
                                         Treasurer
                                         (Principal Financial Officer)


Date:  January 30, 1996             By   /S/ Dale G. Reid
                                         ____________________________
                                         Dale G. Reid
                                         Assistant Treasurer
                                         (Principal Accounting Officer)

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

By-Laws of Teledyne, Inc., as restated and amended and previously filed    3(ii)
with the Commission as Exhibit 1 to the Company's Form 8-K Report, dated March 5, 1995, File No. 1-5212, and incorporated herein by reference.

Indenture dated as of June 1, 1969 between Continental Motors Corporation   4.1
and Bank of America National Trust and Savings Association, as supplemented by First Supplemental Indenture dated as of October 31, 1969 between Continental Motors Corporation and Bank of America National Trust and Savings Association and Second Supplemental Indenture dated as of December 16, 1969 between Teledyne, Inc. and Continental Motors
Corporation and Security Pacific National Bank. Indenture was previously filed with the Commission as Exhibit 4 to the Company's Form 10-K
Report for the year ended December 31, 1992, File No. 1-5212, and incorporated herein by reference. Third Supplemental Indenture dated as of July 12, 1994 between Teledyne, Inc., Bank of America National
Trust and Savings Association, and Harris Trust Company of California, previously filed with the Commission as Exhibit 4.1 to the Company's
Form 10-K Report for the year ended December 31,1994, File No. 1-5212, and incorporated herein by reference.

Indenture dated as of June 1, 1974 between Teledyne, Inc. and Union Bank,   4.2
as supplemented by Second Supplemental Indenture dated as of May 5, 1980 between Teledyne, Inc. and Union Bank, previously filed with the Commission as Exhibit 4.2 to the Company's Form 10-K Report for the year ended December 31, 1992, File No. 1-5212, and incorporated herein by reference.

Rights Agreement, dated as of January 4, 1995, between Teledyne, Inc.       4.3
and Chemical Trust Company of California as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Designation, Preferences and Rights of Series D Preferred Stock of Teledyne, Inc.;
as Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series D Preferred Stock, previously filed as Exhibit 4 to the Company's Form 8-K, dated January 4,
1995, File No. 1-5212, and incorporated herein by reference.

Certificate of Designation, Preferences and Rights of Series E              4.4
Cumulative Preferred Stock of Teledyne, Inc., previously filed as
Exhibit 2 to the Company's Form 8-A Registration Statement dated
February 9, 1995, and incorporated herein by reference.

Teledyne, Inc. 1990 Stock Option Plan, previously filed with the           10.1
Commission as Exhibit 10 to the Form 10-K Report for the year ended
December 31, 1990, File No. 1-5212, and incorporated herein by reference.

Summary of Teledyne, Inc. Executive Deferred Compensation Plan as          10.2
restated effective September 1, 1994, previously filed with the Commission as Exhibit 10.2 to the Company's Form 10-K Report for the year ended December 31, 1994, File No. 1-5212, and incorporated herein by reference. First amendment dated as of August 14, 1995, and second amendment dated as of December 4, 1995, to the Summary of Teledyne, Inc. Executive Deferred Compensation Plan.

Credit Agreement dated July 12, 1994, previously filed with the            10.3
Commission as Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ended September 30, 1994, File No. 1-5212 and incorporated herein by reference.

Teledyne, Inc. 1994 Long-Term Incentive Plan, previously filed with the    10.4
Commission as Exhibit A to the Company's proxy statement for 1994 and incorporated herein by reference.

A form of the severance agreement dated as of March 5, 1995 between the    10.5
Company and the following executive officers:  William P. Rutledge
(Chairman of the Board and Chief Executive Officer), Donald B. Rice
(President and Chief Operating Officer), Hudson B. Drake (Senior Vice President), Douglas J. Grant (Treasurer), Judith R. Nelson (Secretary and General Counsel), and Gary L. Riley (Vice President), previously filed with the Commission as Exhibit 10 to the Company's Form 10-Q Report for the quarter ended June 30, 1995, File No. 1-5212 and incorporated herein by reference. Each of the agreements is identical to the form except that the severance compensation multiple is 2.5 for Messrs.
Rutledge and Rice and 2.25 for the other executive officers.

Teledyne, Inc. 1995 Non-Employee Director Stock Option Plan, previously    10.6
filed with the Commission as Exhibit A to the Company's proxy statement for 1995 and incorporated herein by reference.

Statement re computation of earnings per share                               11

Financial information from the Teledyne, Inc. annual report to               13
shareholders for the year ended December 31, 1995.

Subsidiaries of registrant                                                   21

Consent of independent public accountants                                    23

Financial data schedule                                                      27

    All other exhibits are not submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of Teledyne, Inc. and subsidiaries or notes thereto.