Form 10-Q
period 1996-03-31
TELEDYNE INC
filed 1996-05-15
CIK 96935

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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


      At April 30, 1996, Registrant had outstanding 56,003,198 shares of its Common Stock.

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------

         (In millions except share and per share amounts)

                                                  March 31,      December 31,
                                                    1996             1995
                                               -------------     ------------
                                                 (Unaudited)
ASSETS
- ------

Current Assets:
Cash and marketable securities                     $   79.1         $   41.7
Receivables                                           427.5            417.5
Inventories                                           235.9            229.4
Deferred income taxes                                  78.0             82.2
Prepaid expenses                                       12.8             17.3
                                                   --------         --------
  Total current assets                                833.3            788.1
Property and Equipment                                301.1            304.3
Prepaid Pension Cost                                  400.6            386.6
Other Assets                                          117.9            127.2
                                                   --------         --------
                                                   $1,652.9         $1,606.2
                                                   ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
====================================

Current Liabilities:
Accounts payable                                   $  123.2         $  130.5
Accrued liabilities                                   285.2            273.2
                                                   --------         --------
  Total current liabilities                           408.4            403.7
Long-Term Debt                                        377.9            380.0
Accrued Postretirement Benefits                       267.6            276.3
Deferred Income Taxes                                  27.7             21.6
Other Long-Term Liabilities                            97.6             95.9
                                                   --------         --------
                                                    1,179.2          1,177.5
                                                   --------         --------
Preferred Stock, $1.00 par value, 5,000,000 shares
  authorized, 2,763,722 shares at March 31, 1996
  and 2,209,122 shares at December 31, 1995
  issued and outstanding                               41.5             33.1
                                                   --------         --------

Shareholders' Equity:
Preferred stock, $1.00 par value, 15,000,000 shares
   authorized                                             -                -
Common stock, $1.00 par value, 100,000,000 shares
  authorized, 55,930,573 shares at March 31, 1996
  and 55,781,423 shares at December 31, 1995
  issued and outstanding                               55.9             55.8
Additional paid-in capital                             44.0             41.4
Retained earnings                                     324.2            284.0
Other                                                   8.1             14.4
                                                   --------         --------
  Total shareholders' equity                          432.2            395.6
                                                   --------         --------
                                                   $1,652.9         $1,606.2
                                                   ========         ========

The accompanying notes are an integral part of these statements.

                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

                CONSOLIDATED STATEMENTS OF INCOME
                ---------------------------------

              (In millions except per share amounts)

                           (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                        -------------------

                                                          1996       1995
                                                        --------   --------


Sales                                                   $  668.7   $  625.5

Costs and Expenses*:
Cost of sales                                              490.9      456.8
Selling and administrative expenses                        110.5      109.4
Interest expense                                            10.8       10.6
                                                        --------   --------
                                                           612.2      576.8
                                                        --------   --------
Earnings Before Other Income                                56.5       48.7
Other Income                                                44.4       54.2
                                                        --------   --------
Income before Income Taxes                                 100.9      102.9

Provision for Income Taxes                                  38.4       38.6
                                                        --------   --------
Net Income                                                  62.5       64.3

Preferred Stock Dividends                                    0.7          -
                                                        --------   --------

Net Income Applicable to Common Shareholders            $   61.8   $   64.3
                                                        ========   ========

Net Income Per Common Share                             $   1.11   $   1.16
                                                        ========   ========

Dividends Per Common Share                              $  0.375   $   0.25
                                                        ========   ========

* Includes a credit of pension income of $19.8 million in 1996 and $21.1 million in 1995.

The accompanying notes are an integral part of these statements.

                  TELEDYNE, INC. AND SUBSIDIARIES
                  -------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------

                          (In millions)

                           (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                         -------------------

                                                           1996       1995
                                                         --------   --------
Operating Activities:
 Net income                                              $   62.5   $   64.3
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Gain on sale of businesses                                (41.0)     (49.8)
  Decrease (increase) in receivables                        (25.0)      13.3
  Increase in prepaid pension cost                          (20.5)     (12.7)
  Increase in inventories                                   (19.3)     (28.5)
  Depreciation and amortization of property and equipment    18.0       17.8
  Increase in accrued income taxes                           14.7        2.5
  Decrease in deferred income taxes                          13.7       22.4
  Increase (decrease) in accounts payable and
    accrued liabilities                                      (8.8)       1.8
  Other, net                                                  5.0      (10.3)
                                                         --------   --------
 Net cash provided by (used in) operating activities         (0.7)      20.8
                                                         --------   --------

Investing Activities:
 Proceeds from the sale of businesses                        59.9       63.2
 Net decrease (increase) in short-term investments          (38.6)       0.5
 Purchases of property and equipment                        (10.8)     (15.1)
 Purchase of business                                           -      (11.7)
 Other, net                                                   0.4        0.4
                                                         --------   --------
 Net cash provided by investing activities                   10.9       37.3
                                                         --------   --------

Financing Activities:
 Cash dividends                                             (14.0)      (5.6)
 Increase (decrease) in checks outstanding                    4.0      (62.2)
 Reduction of long-term debt                                 (1.8)      (2.4)
 Increase in long-term debt                                   0.8       15.6
 Exercise of stock options                                    2.8        1.1
                                                         --------   --------
 Net cash used in financing activities                       (8.2)     (53.5)
                                                         --------   --------

 Increase in cash                                        $    2.0   $    4.6
                                                         ========   ========

Non cash transactions:
 Preferred stock dividend on common stock                $    8.3   $    8.3
                                                         ========   ========
 Long-term debt assumed with the purchase of business    $      -   $    3.0
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

                 TELEDYNE, INC. AND SUBSIDIARIES
                 -------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------


Note 1.  Consolidated Financial Statements -

   The interim consolidated financial statements of Teledyne, Inc. and subsidiaries have not been examined by independent public accountants; however, in the opinion of the Company, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995, have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain amounts for prior periods have been reclassified to conform with the 1996 presentation.


Note 2.  Accounting Changes -

   In 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. This statement did not have a material effect on the consolidated financial statements.

   In 1995, SFAS No. 123 was issued which requires certain disclosures about stock-based employee compensation arrangements using the fair value based method of accounting. This statement, effective in 1996, allows for companies to either adopt the new method of accounting or maintain the current method of accounting under Accounting Principles Board Opinion No. 25. The Company intends to continue to use it's current method of accounting.


Note 3.  Inventories -

   Inventories were as follows (in millions):

                                                  March 31,       December 31,
                                                    1996              1995
                                                  ---------       ------------
Raw materials                                       $  50.4          $  43.6
Work-in-process                                       136.6            168.8
Finished goods                                         73.1             61.3
                                                    -------          -------
                                                      260.1            273.7
Progress payments                                     (24.2)           (44.3)
                                                    -------          -------
                                                    $ 235.9          $ 229.4
                                                    =======          =======

Note 4.  Supplemental Balance Sheet Information -

   Cash and marketable securities were as follows (in millions):

                                                   March 31,     December 31,
                                                     1996            1995
                                                --------------   ------------
Cash                                                $  24.1         $  22.1
Repurchase agreements, at market, which
 approximates cost                                     55.0            13.0
Other short-term investments, at market, which
 approximates cost                                        -             6.6
                                                    -------         -------
                                                    $  79.1         $  41.7
                                                    =======         =======

Property and equipment is presented net of accumulated depreciation and amortization of $566.5 million at March 31, 1996 and $562.7 million at December 31, 1995.

   Accounts payable included $13.6 million at March 31, 1996 and $9.6 million at December 31, 1995 for checks outstanding in excess of cash balances.


Note 5.  Dispositions -

   In March 1996, the Company sold Teledyne Vehicle Systems, a defense supplier of combat vehicles, mobility systems, tactical wheeled vehicles and vehicle modernization, at a pretax gain of $41.0 million, included in other income. In January 1995, the Company sold substantially all of its defense electronic systems business and related assets at a pretax gain of $50.7 million, included in other income.


Note 6.  Merger with Allegheny Ludlum -

   On April 1, 1996, the Company entered into a definitive merger agreement with Allegheny Ludlum, a leading producer of a wide range of specialty materials including stainless steels, tool steels, high technology alloys and grain-oriented slicon steel. Under the terms of the definitive agreement, Allegheny Ludlum shareholders will receive one share of the new company Allegheny Teledyne Incorporated common stock for each share of Allegheny Ludlum common stock they own, and Teledyne shareholders will receive 1.925 shares of common stock in the new entity for each of their Teledyne shares. The transaction is expected to be tax-free to shareholders and accounted for as a pooling of interests. In addition, the transaction is conditioned on approval by the respective companies' shareholders, as well as regulatory review and other closing conditions.


Note 7.  Business Segments -

   Information on the Company's business segments for the three months ended March 31, 1996 and 1995 was as follows (in millions):


                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
                                                         1996       1995
                                                       -------    -------
Sales:

Aviation and electronics:
 Continuing                                            $ 255.7    $ 235.1
                                                       -------    -------

Specialty metals:
 Continuing                                              246.2      224.0
                                                       -------    -------

Consumer:
 Continuing                                               82.3       75.0
                                                       -------    -------

Industrial:
 Continuing                                               56.1       46.4
 Discontinued                                             28.4       45.0
                                                       -------    -------
                                                          84.5       91.4
                                                       -------    -------
Total:
 Continuing                                              640.3      580.5
 Discontinued                                             28.4       45.0
                                                       -------    -------
                                                       $ 668.7    $ 625.5
                                                       =======    =======

Income before Income Taxes:

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
                                                         1996      1995
                                                       -------    -------
Aviation and electronics:
 Continuing                                            $  24.8    $  27.7
 Pension income                                            4.4        4.5
                                                       -------    -------
                                                          29.2       32.2
                                                       -------    -------
Specialty metals:
 Continuing                                               30.3       24.8
 Pension income                                            2.0        2.6
                                                       -------    -------
                                                          32.3       27.4
                                                       -------    -------
Consumer:
 Continuing                                                5.0        2.7
 Pension income                                              -          -
                                                       -------    -------
                                                           5.0        2.7
                                                       -------    -------

Industrial:
 Continuing                                                5.1        5.4
 Discontinued                                              0.4        0.1
 Pension income                                            6.3        6.0
                                                       -------    -------
                                                          11.8       11.5
                                                       -------    -------
Total:
 Continuing                                               65.2       60.6
 Discontinued                                              0.4        0.1
                                                       -------    -------
                                                          65.6       60.7
                                                       -------    -------
Corporate expense:
 Salaries and benefits                                    (4.5)      (5.8)
 Closed businesses' expenses                              (2.8)      (1.1)
 Other                                                   (10.8)     (15.6)
Interest expense                                         (10.8)     (10.6)
Pension income                                            19.8       21.1
Other income                                              44.4       54.2
                                                       -------    -------
                                                       $ 100.9    $ 102.9
                                                       =======    =======

Discontinued results include the estimated realignment and restructure cost, before pension income and the results of operations divested. As a result of the March 1996 sale of Teledyne Vehicle Systems, sales and operating results for the unit have been reclassified and presented in discontinued results of the industrial segment. Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.

   Teledyne's pension income reflects the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeded the current year's cost of providing benefits.


Note 8.  Net Income Per Share -

   The weighted average number of shares of common stock used in the computation of net income per share for the three ended March 31, 1996 and 1995 was 55,859,589 and 55,500,626, respectively.


Note 9.  Commitments and Contingencies -

   The Company is defending an action brought under the False Claims Act in the U.S. District Court for the Western District of Missouri. The case was first filed in 1991 and concerns the Company's former Teledyne Neosho unit, divested in 1992. The U.S. government has elected to intervene and, on or about May 7, 1996, filed an amended complaint alleging misappropriation of government-owned aircraft parts and falsification of inventory control documents. Two former Teledyne Neosho employees have pleaded guilty to related criminal charges. The outcome of this matter could have a material adverse effect on the Company's results of operations in the period in which the matter is resolved, but management does not believe the outcome is likely to have a material adverse effect on the Company's financial condition or liquidity.

   On January 13, 1993, the Company's Teledyne Thermatics unit sought admission into the Department of Defense Voluntary Disclosure Program with respect to testing practices at variance from military specifications, and was accepted into the program on April 2, 1993. On May 26, 1994, the Company reached preliminary agreement with the U.S. government to settle the matter for $3.8 million, subject to conclusion of the government's investigation at Teledyne Thermatics. In connection therewith, the Company established a reserve in the amount of $3.8 million. On March 28, 1996, the Company learned that the government had concluded its investigation. By letter dated May 7, 1996, the government advised the Company that it may seek substantially more in settlement. While liability in this matter is probable, and resolution could have a material adverse effect on the Company's results of operations in the period in which the matter is resolved, management does not believe that the outcome is likely to have a material adverse effect on the Company's financial condition or liquidity.

   The Company has also made voluntary disclosures to the U.S. government of government contracting irregularities discovered in certain other of its current or former business units, and has cooperated with the government in the investigation of these matters. Management does not believe that the outcome of any of these matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

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

   The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws.

     As discussed in Note 1 to the Company's consolidated financial statements in the December 31, 1995, annual report to shareholders, the Company accrues for losses associated with environmental remediation obligations when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but are not reasonably estimable.
Based on currently available information, however, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity.

     At March 31, 1996, the Company's reserves for environmental remediation obligations totaled approximately $42 million, of which approximately $15 million was included in other current liabilities. The reserve includes estimated probable future costs of $15 million for federal Superfund and comparable state-managed sites; $9 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $10 million for owned or controlled sites at which Company operations have been discontinued; and $8 million for sites utilized by the Company in its ongoing operations. The Company has resolved claims against its insurance carriers for recovery of environmental costs, and does not expect to recover a material amount of future costs for environmental liabilities from its carriers or from third parties other than participating potentially responsible parties.

     The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.

     A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, shareholder, tax and government contract matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any of these matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

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

Aviation and Electronics
- ------------------------

     Sales from continuing operations increased to $255.7 million for the first quarter of 1996 from $235.1 million for the same period of 1995. Sales improved principally due to increased development work on the United States' new High Altitude Endurance Unmanned Aerial Surveillance/Reconnaissance Vehicle ("Global Hawk"). Sales also improved in electronic devices and electromechanical relays for commercial customers, engineering services related to environmental clean-up of chemical munitions, and avionics for the commercial aviation market. The sales increase was partially offset by lower shipments of fabricated products for the U.S. armed forces, airframe structures for the U.S. government, electronic countermeasure equipment for the international market, and engines and spare parts for the general aviation market.

     Operating profit from continuing operations decreased to $24.8 million for the first quarter of 1996 from $27.7 million for the same period of 1995. Operating profit declined year over year primarily due to 1995 non-recurring income of $3.2 million from the reversal of estimated losses on fixed-price development and initial production contracts. The strong performance in 1996 of electronic devices and electromechanical relays was offset by reduced sales and margins on engines and spare parts for the general aviation market.

Specialty Metals
- ----------------

     Sales from continuing operations increased to $246.2 million for the first quarter of 1996 from $224.0 million for the same period of 1995. The most significant increase was for high precision milling, boring and drilling systems sold by the European-based Stellram Group, acquired in December 1995. Sales also increased for titanium-based alloys and specialty tool steels due to continued improvement in worldwide commercial aerospace and other industrial markets, and for carbide cutting tools and thin-rolled products due to new market opportunities. Lower zirconium sales and decreased demand for forgings due to softness in the truck market partially offset the sales increases.

     Operating profit from continuing operations increased to $30.3 million for the first quarter of 1996 from $24.8 million for the same period of 1995. Operating profit for 1996 increased primarily due to higher sales and improved margins. The improvement in operating profit was partially offset by lower margins on thin-rolled products, lower productivity and increased energy costs related to the severe winter weather.

Consumer
- --------

     Sales from continuing operations increased to $82.3 million for the first quarter of 1996 from $75.0 million for the same period of 1995. Sales increases primarily occurred in oral health products, commercial and residential heating systems, and in specialty packaging for pharmaceutical and food companies due to sales by a Costa Rican manufacturer, Envases Comerciales, S.A., acquired in December 1995. In addition, sales improved for Teledyne Water Pik products introduced in 1995, the SenSonic Plaque Removal Instrument(tm) and the Pour-Thru Water Filter device. The continuing sluggishness in spending on consumer durables negatively effected sales of pool products and heating elements to original equipment manufacturers.

     Operating profit from continuing operations increased to $5.0 million the first quarter of 1996 from $2.7 million for the same period of 1995. The increase in operating profit was due primarily to higher sales and lower start-up costs incurred on product introductions.

Industrial
- ----------

     Sales from continuing operations increased to $56.1 million for the first quarter of 1996 from $46.4 million for the same period of 1995 due to improved sales of nitrogen cylinder systems and metal stamping dies and compression molds for automotive and truck markets, partially offset by lower sales of vehicle control valves to the trucking industry.

     Operating profit from continuing operations was $5.1 million for the first quarter of 1996 compared to $5.4 million for the same period of 1995. A decline in margins of material handling equipment offset the increased profits related to the sales increases discussed above.

     In March 1996, the Company sold Teledyne Vehicle Systems, a defense supplier of combat vehicles, mobility systems, tactical wheeled vehicles and vehicle modernization, at a pretax gain of $41.0 million, included in other income. Sales and operating profit for Teledyne Vehicle Systems have been reclassified and are presented in discontinued operations.

Corporate Expense

     Corporate expense decreased to $18.1 million for the first quarter of 1996 from $22.5 million for the same period of 1995 primarily due to lower salaries and benefits, and to decreased legal and advisory fees associated with unsolicited merger proposals and ensuing proxy contests.

Pension Income

     Teledyne's pension income reflects the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeded the current year's cost of providing benefits. Pension income before tax was $19.8 million in the first quarter of 1996 compared to $21.1 million for the same period of 1995. The decrease in pension income was a result of reduced amortization of actuarial pension gains and a decrease in the discount rate, to 7.5% from 8.5%, used to calculate the pension benefit obligation, partially offset by a higher expected return on pension assets.

Income Taxes

     The Company's lower effective tax rate for 1995 was the result of a $2.1 million reduction in 1995 of prior's years estimated tax liabilities not repeated in 1996.

Financial Condition

     The Company has been able to meet all cash requirements for the three months ended March 31, 1996 and 1995 with cash generated from operations, proceeds from the sale of businesses and its credit lines and is not aware of any impending cash requirement or capital commitments which could not be met by internally generated funds or, if needed, the utilization of its committed lines of credit. Cash used in operations was $0.7 million for the first quarter of 1996 and cash from operations was $20.8 million for the same period of 1995.
The Company received $59.9 million in 1996 and $63.2 million in 1995 from the sale of businesses. Capital expenditures were $10.8 million for the first quarter of 1996 and $15.1 million for the same period of 1995. The Company paid cash dividends of $14.0 million during the first quarter of 1996 and $5.6 million during the same period of 1995. At March 31, 1996, the Company's unused lines of credit with various banks totaled $135.0 million.

Other Matters

Merger with Allegheny Ludlum
- ----------------------------

     On April 1, 1996, the Company entered into a definitive merger agreement with Allegheny Ludlum, a leading producer of a wide range of specialty materials including stainless steels, tool steels, high technology alloys and grain-oriented slicon steel. Under the terms of the definitive agreement, Allegheny Ludlum shareholders will receive one share of the new company Allegheny Teledyne Incorporated common stock for each share of Allegheny Ludlum common stock they own, and Teledyne shareholders will receive 1.925 shares of common stock in the new entity for each of their Teledyne shares. The transaction is expected to be tax-free to shareholders and accounted for as a pooling of interests. In addition, the transaction is conditioned on approval by the respective companies' shareholders, as well as regulatory review and other closing conditions.

Government Contracts
- --------------------

     Company subsidiaries perform work on a substantial number of defense contracts with the U.S. government. Many of these contracts include price redetermination clauses, and most are terminable at the convenience of the government. Certain of these contracts are fixed-price or fixed-price incentive development contracts. There is risk on such contracts that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the annual nature of the government appropriations and allocations process. A material reduction in U.S. government appropriations for defense programs may have an adverse effect on the Company's business, depending upon the specific defense programs affected by any such reduction.

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

     For additional discussion of government contract matters, see Note 9 to the consolidated financial statements of the Company.

Environmental
- -------------

     The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under these laws.

     The Company's reserves for environmental investigation and remediation totaled approximately $42 million at March 31, 1996, of which approximately $15 million was included in other current liabilities. The total reserve amount relates to four categories of sites with which the Company has been associated: federal Superfund and comparable state-managed sites, formerly owned or operated sites for which the Company has remediation or indemnification obligations, owned or controlled sites at which Company operations have been discontinued, and sites utilized by the Company in its on-going operations.

     The Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. The Company has been identified as a potentially responsible party at approximately 60 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 50 of these sites. Reserves of $15 million have been established for future remediation and settlement costs at sites in this category.

     With respect to the remaining three categories, reserves of $9 million have been established with respect to formerly owned or operated sites for which the Company has remediation or indemnification obligations; reserves of $10 million have been established for remediation of owned or controlled sites at which Company operations have been discontinued; and reserves of $8 million have been accrued for sites utilized by the Company in its ongoing operations.

     The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in any one period, but are not reasonably estimable. Based on currently available information, however, management does not believe future environmental costs at sites with which the Company has been identified in excess of those accrued are likely to have a material adverse effect on the Company's financial condition or liquidity.

     For additional discussion of environmental matters, see Note 9 to the consolidated financial statements of the Company.

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

     The parties entered a stipulation settling the shareholder derivative actions described above, and on January 22, 1996, the Court entered final judgment approving the agreed settlement. On March 20, 1996, an objecting shareholder appealed the Court's approval of the settlement to the California Court of Appeal.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a) Exhibits -

       11   Statement re the calculation of earnings per share.

       27   Financial Data Schedule

   (b) Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                             SIGNATURES
                             ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              TELEDYNE, INC.

                                                               (Registrant)



Date: May 14, 1996                        By  /S/ Donald B. Rice
                                              -------------------------------
                                              Donald B. Rice
                                              President and
                                              Chief Operating Officer



Date: May 14, 1996                        By  /S/ Douglas J. Grant
                                              -------------------------------
                                              Douglas J. Grant
                                              Treasurer