Form 10-Q
period 1996-06-30
TELEDYNE INC
filed 1996-07-25
CIK 96935

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1996
                                OR
      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _______ to ______

                  Commission File Number 1-5212



                          TELEDYNE, INC.
________________________________________________________________________
      (Exact Name of Registrant as Specified in its Charter)



                Delaware                                 95-2282626
____________________________________   _________________________________
 (State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)                 Identification Number)



2049 Century Park East
Los Angeles, California                               90067-3101
_______________________________________   ______________________________
(Address of Principal Executive Offices)              (Zip Code)



                          (310) 277-3311
       ____________________________________________________
       (Registrant's Telephone Number, Including Area Code)

                               N/A
_______________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

      Indicate by check mark whether Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X          No
   __________         __________


      At July 22, 1996, Registrant had outstanding 56,061,932 shares of its Common Stock.

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
_____________________________

                     TELEDYNE, INC. AND SUBSIDIARIES
                     _______________________________

                       CONSOLIDATED BALANCE SHEETS
                       ___________________________

             (In millions except share and per share amounts)

                                         June 30,          December 31,
                                           1996               1995
                                        ___________        ___________
                                        (Unaudited)
ASSETS
______

Current Assets:
Cash and marketable securities          $    101.9         $      41.7
Receivables                                  413.3               417.5
Inventories                                  221.5               229.4
Deferred income taxes                         74.6                82.2
Prepaid expenses                              13.3                17.3
                                        __________         ___________
  Total current assets                       824.6               788.1
Property and Equipment                       292.0               304.3
Prepaid Pension Cost                         420.8               386.6
Other Assets                                 130.9               127.2
                                        __________         ___________
                                        $  1,668.3         $   1,606.2
                                        __________         ___________
                                        __________         ___________

LIABILITIES AND SHAREHOLDERS' EQUITY
____________________________________

Current Liabilities:
Accounts payable                        $    128.8         $     130.5
Accrued liabilities                          268.7               273.2
                                        __________         ___________
  Total current liabilities                  397.5               403.7
Long-Term Debt                               375.3               380.0
Accrued Postretirement Benefits              268.7               276.3
Deferred Income Taxes                         31.6                21.6
Other Long-Term Liabilities                  101.3                95.9
                                        __________         ___________
                                           1,174.4             1,177.5
                                        __________         ___________

Redeemable Preferred Stock, $1.00 par
  value, 5,000,000 shares authorized,
  2,763,722 shares at June 30, 1996
  and 2,209,122 shares at December 31,
  1995 issued and outstanding                 41.5                33.1
                                        __________         ___________

Shareholders' Equity:
Preferred stock, $1.00 par value,
  15,000,000 shares authorized                   -                   -
Common stock, $1.00 par value,
  100,000,000 shares authorized,
  56,054,682 shares at June 30, 1996
  and 55,781,423 shares at December 31,
  1995 issued and outstanding                 56.1                55.8
Additional paid-in capital                    46.1                41.4
Retained earnings                            345.0               284.0
Other                                          5.2                14.4
                                        __________         ___________
  Total shareholders' equity                 452.4               395.6
                                        __________         ___________
                                        $  1,668.3         $   1,606.2
                                        __________         ___________
                                        __________         ___________

The accompanying notes are an integral part of these statements.

                    TELEDYNE, INC. AND SUBSIDIARIES
                    _______________________________

                   CONSOLIDATED STATEMENTS OF INCOME
                   _________________________________

                 (In millions except per share amounts)

                              (Unaudited)

                              Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                              __________________        ____________________
                                1996      1995            1996        1995
                              ________   ________       _________    _________

Sales                         $ 662.8    $ 706.7        $1,331.5     $1,332.2

Costs and Expenses*:
Cost of sales                   475.7      539.5           966.6        996.3
Selling and administrative
  expenses                      119.9      107.4           230.4        216.8
Interest expense                 10.3       10.4            21.1         21.0
                              _______    _______        _________    _________
                                605.9      657.3         1,218.1      1,234.1
                              _______    _______        _________    _________
Earnings Before Other Income     56.9       49.4           113.4         98.1
Other Income                      7.6        2.7            52.0         56.9
                              _______    _______        _________    _________
Income before Income Taxes       64.5       52.1           165.4        155.0

Provision for Income Taxes       24.6       19.5            63.0         58.1
                              _______    _______        _________    _________

Net Income                       39.9       32.6           102.4         96.9


Preferred Stock Dividends        (1.3)      (0.4)           (2.0)        (0.4)
                              ________   ________       _________    _________

Net Income Applicable to
  Common Shareholders         $  38.6    $  32.2        $  100.4     $   96.5
                              ________   ________       _________    _________
                              ________   ________       _________    _________


Net Income Per Common Share   $   0.69   $   0.59       $    1.79    $    1.74
                              ________   ________       _________    _________
                              ________   ________       _________    _________

Dividends Per Share           $   0.31   $   0.25       $   0.685    $    0.50
                              ________   ________       _________    _________
                              ________   ________       _________    _________


* Includes a credit of pension income of $19.5 million and $39.3 million for the second quarter and first half of 1996 and $21.1 million and $42.2 million for the same periods in 1995.

The accompanying notes are an integral part of these statements.

                       TELEDYNE, INC. AND SUBSIDIARIES
                       _______________________________

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   _____________________________________

                              (In millions)

                               (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                        __________________
                                                          1996       1995
                                                        _______    _______
Operating Activities:
 Net income                                             $ 102.4    $  96.9
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Gain on sale of businesses                              (43.7)     (49.8)
  Increase in prepaid pension cost                        (40.8)     (34.5)
  Depreciation and amortization of property and
    equipment                                              36.3       36.4
  Decrease in deferred income taxes                        24.4       43.5
  Increase in receivables                                 (12.0)      (4.7)
  Decrease in accrued income taxes                        (10.0)         -
  Decrease in accounts payable and accrued
      liabilities                                          (9.2)     (18.6)
  Increase in inventories                                  (7.0)     (22.9)
  Other, net                                                3.2       (9.5)
                                                        _______    _______
 Net cash provided by operating activities                 43.6       36.8
                                                        _______    _______

Investing Activities:
 Proceeds from the sale of businesses                      79.6       63.2
 Net decrease (increase) in short-term investments        (48.1)       2.0
 Purchases of property and equipment                      (23.1)     (31.2)
 Purchases of businesses                                  (13.5)     (11.7)
 Other, net                                                 2.9       (3.3)
                                                        _______    _______
 Net cash provided by (used in) investing activities       (2.2)      19.0
                                                        _______    _______

Financing Activities:
 Cash dividends                                           (33.1)     (11.3)
 Exercise of stock options                                  4.9        4.0
 Increase (decrease) in checks outstanding                  3.5      (58.3)
 Reduction of long-term debt                               (2.8)      (5.3)
 Increase in long-term debt                                 1.4       16.7
                                                        _______    _______
 Net cash used in financing activities                    (26.1)     (54.2)
                                                        _______    _______

 Increase in cash                                       $  15.3    $   1.6
                                                        _______    _______
                                                        _______    _______

Non cash transactions:
 Preferred stock dividend on common stock               $   8.3    $  16.5
                                                        _______    _______
                                                        _______    _______

The accompanying notes are an integral part of these statements.

                       TELEDYNE, INC. AND SUBSIDIARIES
                       _______________________________

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 __________________________________________



Note 1.  Consolidated Financial Statements -

   The interim consolidated financial statements of Teledyne, Inc. and subsidiaries have not been examined by independent public accountants; however, in the opinion of the Company, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position as of June 30, 1996, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995, have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain amounts for prior periods have been reclassified to conform with the 1996 presentation.


Note 2.  Inventories -

   Inventories were as follows (in millions):

                                                    June 30,      December 31,
                                                      1996            1995
                                                  ___________     ___________
Raw materials                                     $     45.3      $     43.6
Work-in-process                                        131.7           168.8
Finished goods                                          70.8            61.3
                                                  ___________     ___________
                                                       247.8           273.7
Progress payments                                      (26.3)          (44.3)
                                                  ___________     ___________
                                                  $    221.5      $    229.4
                                                  ___________     ___________
                                                  ___________     ___________



Note 3.  Supplemental Balance Sheet Information -

   Cash and marketable securities were as follows (in millions):

                                                    June 30,      December 31,
                                                      1996            1995
                                                  ___________     ___________
Cash                                              $     37.4      $     22.1
Repurchase agreements, at market, which
 approximates cost                                      64.5            13.0
Other short-term investments, at market, which
 approximates cost                                        -              6.6
                                                  ___________     ___________
                                                  $    101.9      $     41.7
                                                  ___________     ___________
                                                  ___________     ___________

Property and equipment is presented net of accumulated depreciation and amortization of $571.3 million at June 30, 1996 and $562.7 million at December 31, 1995.

   Accounts payable included $13.1 million at June 30, 1996 and $9.6 million at December 31, 1995 for checks outstanding in excess of cash balances.

Note 4.  Dispositions -

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


Note 5.  Combination with Allegheny Ludlum -

   On April 1, 1996, the Company entered into a definitive agreement to combine Allegheny Ludlum, a leading producer of a wide range of specialty materials including stainless steels, tool steels, high technology alloys and grain-oriented silicon steel. Under the agreement, each Company will become a wholly owned subsidiary of the new company, Allegheny Teledyne Incorporated. Teledyne shareholders will receive 1.925 shares of common stock in Allegheny Teledyne for each of their Teledyne common shares. Allegheny Ludlum shareholders will receive one share in the new company for each of their shares in Allegheny Ludlum. The transaction is expected to be tax-free to shareholders and accounted for as a pooling of interests. Both companies will hold special shareholder meetings on August 15, 1996 to vote on the proposed combination.


Note 6.  Redemption of Preferred Stock -

   On June 28, 1996, the Board of Directors approved the redemption of all of the outstanding shares of the Company's Series E Cumulative Preferred Stock. The redemption price of $15.00 per share, together with an additional $0.60 per share, representing an amount equal to the dividend payment that would otherwise be due September 1, 1996, will be payable on August 14, 1996.

Note 7.  Business Segments -

   Information on the Company's business segments for the three and six months ended June 30, 1996 and 1995 was as follows (in millions):


                                   Three Months Ended         Six Months Ended
                                        June 30,                   June 30,
                                   __________________         ________________
                                    1996        1995           1996      1995
                                   ______      ______         ______    ______

Sales:

Specialty metals:                 $ 269.7     $ 226.1        $ 515.9    $ 450.1
                                  _______     _______        _______    _______

Aviation and electronics:
 Continuing                         239.3       317.8          487.4      542.5
 Discontinued                         6.8         8.4           14.4       18.8
                                  _______     _______        _______    _______
                                    246.1       326.2          501.8      561.3
                                  _______     _______        _______    _______

Consumer:                            90.5        80.0          172.8      155.0
                                  _______     _______        _______    _______

Industrial:
 Continuing                          55.2        52.6          111.3       99.0
 Discontinued                         1.3        21.8           29.7       66.8
                                  _______     _______        _______    _______
                                     56.5        74.4          141.0      165.8
                                  _______     _______        _______    _______
Total:
 Continuing                         654.7       676.5        1,287.4    1,246.6
 Discontinued                         8.1        30.2           44.1       85.6
                                  _______     _______       ________   ________
                                  $ 662.8     $ 706.7       $1,331.5   $1,332.2
                                  _______     _______       ________   ________
                                  _______     _______       ________   ________

Income before Income Taxes:

                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                                 __________________        __________________
                                   1996       1995           1996       1995
                                 _______    _______        _______    _______
Specialty metals:
 Continuing                      $  35.9    $  23.5        $  66.2    $  48.3
 Pension income                      0.7        2.6            2.7        5.2
                                 _______    _______        _______    _______
                                    36.6       26.1           68.9       53.5
                                 _______    _______        _______    _______

Aviation and electronics:
 Continuing                         21.9       29.2           47.3       57.7
 Discontinued                       (0.6)      (1.6)          (1.2)      (2.4)
 Pension income                      3.9        4.5            8.3        9.0
                                 _______    _______        _______    _______
                                    25.2       32.1           54.4       64.3
                                 _______    _______        _______    _______

Consumer:
 Continuing                          7.3        3.9           12.3        6.6
 Pension income                     (0.2)       0.1           (0.2)       0.1
                                 _______    _______        _______    _______
                                     7.1        4.0           12.1        6.7
                                 _______    _______        _______    _______

Industrial:
 Continuing                          5.9        5.5           11.0       10.9
 Discontinued                       (0.3)      (0.9)           0.1       (0.8)
 Pension income                      0.4        5.9            6.7       11.9
                                 _______    _______        _______    _______
                                     6.0       10.5           17.8       22.0
                                 _______    _______        _______    _______
Total:
 Continuing                         71.0       62.1          136.8      123.5
 Discontinued                       (0.9)      (2.5)          (1.1)      (3.2)
                                 _______    _______        _______    _______
                                    70.1       59.6          135.7      120.3
                                 _______    _______        _______    _______
Corporate expense:
 Salaries and benefits              (5.9)      (6.0)         (10.4)     (11.8)
 Closed businesses' expenses        (4.5)      (3.4)          (7.3)      (4.5)
 Other                             (12.0)     (11.5)         (22.8)     (27.1)
Interest expense                   (10.3)     (10.4)         (21.1)     (21.0)
Pension income                      19.5       21.1           39.3       42.2
Other income                         7.6        2.7           52.0       56.9
                                 _______    _______        _______    _______
                                 $  64.5    $  52.1        $ 165.4    $ 155.0
                                 _______    _______        _______    _______
                                 _______    _______        _______    _______

Sales and operating results for the Company's aviation and electronics wire and cable business, which was sold in May 1996, have been reclassified and presented in discontinued results.

   Teledyne's pension income reflects the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeded the current year's cost of providing benefits.


Note 8.  Net Income Per Share -

   The weighted average number of shares of common stock used in the computation of net income per share for the three and six months ended
June 30, 1996 was 56,016,608 and 55,938,099, respectively, and 55,627,166 and
55,563,892, respectively, for the same periods in 1995.

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

   At June 30, 1996, the Company's reserves for environmental remediation obligations totaled approximately $44 million, of which approximately $14 million was included in other current liabilities. The reserve includes estimated probable future costs of $16 million for federal Superfund and comparable state-managed sites; $8 million for formerly owned or operated sites for which the Company has remediation or indemnification obligations; $12 million for owned or controlled sites at which Company operations have been discontinued; and $8 million for sites utilized by the Company in its ongoing operations. The Company has resolved claims against its insurance carriers for recovery of environmental costs, and does not expect to recover a material amount of future costs for environmental liabilities from its carriers or from third parties other than participating potentially responsible parties.

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

   A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, shareholder, tax and government contract matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

   Teledyne, Inc. is a federation of technology-based manufacturing businesses serving worldwide customers with specialty metals for consumer, industrial and aerospace applications; commercial and government-related aviation and electronics products; and consumer and industrial products.

Results of Operations
- ---------------------

   Sales and operating profit for the Company's four business segments are discussed below.

Specialty Metals
- ----------------

   Sales increased to $269.7 million for the second quarter of 1996 from $226.1 million for the same period of 1995 and increased to $515.9 million for the first half of 1996 from $450.1 million in the same period of 1995. Sales significantly increased for titanium and nickel-based alloys and specialty steels due to continued improvement in worldwide commercial aerospace and other industrial markets, and for thin-rolled products due to new market opportunities. Sales also increased significantly due to the acquisition in December 1995 of the European-based Stellram Group, a manufacturer of high precision milling, boring and drilling systems. Lower zirconium sales and decreased demand for forgings due to softness in the truck market partially offset the sales increases.

   Operating profit increased to $35.9 million for the second quarter of 1996 from $23.5 million for the same period of 1995 and increased to $66.2 million for the first half of 1996 from $48.3 million for the 1995 period. Operating profit increased for both periods of 1996 primarily due to higher sales and improved margins particularly in titanium and nickel-based alloys. Margins also significantly improved in zirconium and niobium alloys. The improvement in operating profit was partially offset by lower margins on thin-rolled products.

Aviation and Electronics
- ------------------------

   Sales from continuing operations decreased to $239.3 million for the second quarter of 1996 from $317.8 million for the same period of 1995 and decreased to $487.4 million for the first half of 1996 from $542.5 million in the same period of 1995. Sales for 1996 would have increased over 1995 but for non-recurring sales of $102 million in the second quarter of 1995 related to the completion of a fixed price contract to develop and produce ground power generators for the U.S. Air Force. Without the 1995 contract completion, 1996 sales would have improved principally due to increased development work on the United States' new High Altitude Endurance Unmanned Aerial Surveillance/Reconnaissance Vehicle ("Global Hawk"). Sales improvements for the 1996 second quarter and six months also occurred in electronic devices and electromechanical relays for commercial customers, and engineering services related to environmental cleanup of chemical munitions. Lower sales of electronic countermeasure equipment for the international market, and lower sales to the U.S. Government of fabricated products, airframe structures, and other military unmanned aerial vehicles offset increased 1996 sales for the quarter and year.

   Operating profit from continuing operations decreased to $21.9 million for the second quarter of 1996 from $29.2 million for the same period of 1995 and decreased to $47.3 million for the first half of 1996 from $57.7 million for the 1995 period. Operating profit declined primarily due to non-recurring income of $6.1 million and $9.3 million for the second quarter and first half of 1995, respectively, from the reversal of estimated losses on the ground power generator contract. Results for the second quarter and six months of 1996 were enhanced by strong performances of electronic devices and electromechanical relays.

Consumer
- --------

   Sales increased to $90.5 million for the second quarter of 1996 from $80.0 million for the same period of 1995 and increased to $172.8 million for the first half of 1996 from $155.0 million in the same period of 1995. Sales improved primarily due to the acquisitions of Jandy Industries, the major United States producer of water flow control valves and electronic control systems for the residential swimming pool industry, in May 1996, and Envases
Comerciales, S.A., a Costa Rican manufacturer of specialty packaging for pharmaceutical and food companies, in December 1995. In addition, sales improved for the Teledyne Water Pik Pour-Thru Water Filter device introduced in 1995.

   Operating profit increased to $7.3 million in the second quarter of 1996 from $3.9 million for the same period of 1995 and increased to $12.3 million for the first half of 1996 from $6.6 million for the 1995 period. The increase in operating profit was due primarily to the higher sales discussed above and lower start-up costs incurred for new product introductions.

Industrial
- ----------

   Sales from continuing operations increased to $55.2 million for the second quarter of 1996 from $52.6 million for the same period of 1995 and increased to $111.3 million for the first half of 1996 from $99.0 million for the 1995 period. Sales improved in both periods of 1996 primarily in metal stamping dies and compression molds for the automotive and truck markets. In addition, sales of nitrogen cylinder systems for the metal stamping industry and sales of breaker systems for the construction and mining industries had strong performances. The improvement in sales was partially offset by lower sales of vehicle control valves to the trucking industry and material handling equipment.

   Operating profit from continuing operations increased to $5.9 million for the second quarter of 1996 from $5.5 million for the same period of 1995 and increased to $11.0 million for the first half of 1996 from $10.9 million for the 1995 period. Increased profits from the sales increases discussed above were offset by a decline in margins of material handling equipment.

Corporate Expense

   Corporate expense increased to $22.4 million for the second quarter of 1996 from $20.9 million for the same period of 1995 primarily due to legal and advisory costs associated with the pending combination with Allegheny Ludlum. For the first half of 1996, corporate expense decreased to $40.5 million from $43.4 million for the 1995 period due to a decline in costs related to unsolicited merger proposals and ensuing proxy contests.


Pension Income

   Teledyne's pension income reflects the amount by which the amortization into income of pension surplus and estimated return on plan assets exceeded the current year's cost of providing benefits. Pension income before tax was $19.5 million in the second quarter of 1996 compared to $21.1 million for the same period of 1995 and was $39.3 million for the first half of 1996 compared to $42.2 million for the 1995 period. The decrease in pension income was a result of reduced amortization of actuarial pension gains and a decrease in the discount rate, to 7.5% from 8.5%, used to calculate the pension benefit obligation, partially offset by a higher expected return on pension assets.

Dispositions

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

Financial Condition

   The Company has been able to meet all cash requirements for the six months ended June 30, 1996 and 1995 with cash generated from operations, proceeds from the sale of businesses and its credit lines and is not aware of any impending cash requirement or capital commitments which could not be met by internally generated funds or, if needed, the utilization of its committed lines of credit. For the first half of 1996, cash provided from operations of $43.6 million and proceeds from the sale of businesses of $79.6 million were used to pay cash dividends of $33.1 million and fund capital expenditures and purchases of businesses of $36.6 million. At June 30, 1996, the balance of cash and marketable securities was $101.9 million, compared to $41.7 million at December 31, 1995. At June 30, 1996, the Company's unused lines of credit with various banks totaled $135.0 million.

   On June 28, 1996, the Board of Directors approved the redemption of all of the outstanding shares of the Company's Series E Cumulative Preferred Stock. The redemption price of $15.00 per share, together with an additional $0.60 per share, representing an amount equal to the dividend payment that would otherwise be due September 1, 1996, will be payable on August 14, 1996.


Other Matters

Combination with Allegheny Ludlum
- ---------------------------------

   On April 1, 1996, the Company entered into a definitive agreement to combine Allegheny Ludlum, a leading producer of a wide range of specialty materials including stainless steels, tool steels, high technology alloys and grain-oriented silicon steel. Under the agreement, each Company will become a wholly owned subsidiary of the new company, Allegheny Teledyne Incorporated. Teledyne shareholders will receive 1.925 shares of common stock in Allegheny Teledyne for each of their Teledyne common shares. Allegheny Ludlum shareholders will receive one share in the new company for each of their shares in Allegheny Ludlum. The transaction is expected to be tax-free to shareholders and accounted for as a pooling of interests. Both companies will hold special shareholder meetings on August 15, 1996 to vote on the proposed combination.


Government Contracts
- --------------------

   Company subsidiaries perform work on a substantial number of contracts with the U.S. government. Many of these contracts include price redetermination clauses, and most are terminable at the convenience of the government. Certain of these contracts are fixed-price or fixed-price incentive development contracts. There is risk on such contracts that costs may exceed those expected when the contracts were negotiated. Absent modification of these contracts, any costs incurred in excess of the fixed or ceiling prices must be borne by the Company. In addition, virtually all defense programs are subject to curtailment or cancellation due to the annual nature of the government appropriations and allocations process. A material reduction in U.S. government appropriations may have an adverse effect on the Company's business, depending upon the specific programs affected by any such reduction.

   The Company, like other government contractors, has been and is subject from time to time to various audits, reviews and investigations relating to the Company's compliance with federal and state laws. Generally, claims arising out of these government inquiries are resolved without resort to litigation. However, should a contracting unit of the Company be charged with wrongdoing, or should the U.S. government determine that the contracting unit is not a "presently responsible contractor," that unit, and conceivably the Company, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. Given the extent of the Company's business with the U.S. government, a suspension or debarment of the Company could have a material adverse effect on the future operating results and consolidated financial condition of the Company. However, although the outcome of government inquiries cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company's financial condition.

   Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. When the current contract estimate indicates a loss, provision is made for the total anticipated loss.

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

   The Company's reserves for environmental investigation and remediation totaled approximately $44 million at June 30, 1996, of which approximately $14 million was included in other current liabilities. The total reserve amount relates to four categories of sites with which the Company has been associated: federal Superfund and comparable state-managed sites, formerly owned or operated sites for which the Company has remediation or indemnification obligations, owned or controlled sites at which Company operations have been discontinued, and sites utilized by the Company in its on-going operations.

   The Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. The Company has been identified as a potentially responsible party at approximately 60 such sites, excluding those at which it believes it has no future liability. The Company's involvement is very limited or de minimus at approximately 50 of these sites. Reserves of $16 million have been established for future remediation and settlement costs at sites in this category.

   With respect to the remaining three categories, reserves of $8 million have been established with respect to formerly owned or operated sites for which the Company has remediation or indemnification obligations; reserves of $12 million have been established for remediation of owned or controlled sites at which Company operations have been discontinued; and reserves of $8 million have been accrued for sites utilized by the Company in its ongoing operations.

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

                         PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

   On October 29, 1992, Eugene J. Bass, a shareholder purporting to act derivatively on behalf of Registrant, commenced an action in the United States District Court for the Central District of California (the "Bass Federal Case") against certain of Registrant's directors and executive officers, a former employee of Registrant's Teledyne Relays unit, and Registrant as a "nominal" defendant. Subsequently, Herman and Lillian Krangel and Marshall Wolf joined the action as plaintiffs. On February 26, 1993, plaintiffs filed a consolidated second amended complaint in the action which alleged, among other things, violations of RICO and the Securities Exchange Act of 1934, and breaches of fiduciary duty, in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Electro-Mechanisms, Teledyne Electronics, Teledyne Firth Sterling, Teledyne Neosho, Teledyne Relays, Teledyne Ryan Aeronautical, Teledyne Solid State, Teledyne Systems, Teledyne Thermatics and Teledyne Wah Chang Albany units, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The action seeks a declaratory judgment, treble the damages allegedly sustained by Registrant as a result of the alleged conduct, return of salaries and other remuneration received by the defendants, a declaration that the election of directors at Registrant's annual meetings in 1987 through 1992 is null and void, plaintiffs' costs and expenses, including attorneys' fees, and other appropriate relief. On August 19, 1993, the Court issued a memorandum decision dismissing plaintiffs' state law claims without prejudice to refiling in state court, dismissing plaintiffs' RICO and Securities Exchange Act claims without prejudice, and ordering plaintiffs to show cause why their RICO and Securities Exchange Act claims should not be dismissed with prejudice. After briefing by the parties, the Court entered an order on September 30, 1993, dismissing plaintiffs' RICO and Securities Exchange Act claims with prejudice. Plaintiffs filed a notice of appeal on October 4, 1993.

   On December 7, 1993, following dismissal of their consolidated second amended complaint in the Bass Federal Case, Eugene J. Bass, Herman Krangel, Lillian Krangel and Marshall Wolf, shareholders purporting to act derivatively on behalf of Registrant, commenced an action in the Superior Court of the State of California, County of Los Angeles (the "Bass State Case"), against certain of Registrant's directors and executive officers, a former employee of Teledyne Relays, and Registrant as a "nominal" defendant. The complaint in this action alleges, among other things, breaches of fiduciary duty and gross mismanagement in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Electro-Mechanisms, Teledyne Electronics, Teledyne Firth Sterling, Teledyne Neosho, Teledyne Relays, Teledyne Ryan Aeronautical, Teledyne Solid State, Teledyne Systems, Teledyne Thermatics and Teledyne Wah Chang Albany units, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The action seeks a declaratory judgment, damages allegedly sustained by Registrant as a result of the alleged conduct, costs and expenses, including attorneys' fees, and other appropriate relief.

   On February 11, 1993, Moise Katz and Harry Lewis, shareholders purporting to act derivatively on behalf of Registrant, commenced an action in the Superior Court of the State of California, County of Los Angeles, against certain of Registrant's directors and Registrant as a "nominal" defendant (the "Katz and Lewis Case"). The complaint alleges, among other things, gross negligence and breaches of fiduciary duty in connection with the management and administration of the affairs of Registrant with respect to its Teledyne Controls, Teledyne Relays and Teledyne Systems units, each of which has been subject to investigation by the U.S. government, and with respect to Registrant's foreign military sales effort in Egypt and Saudi Arabia. The complaint seeks damages sustained by Registrant as a result of the alleged conduct, plaintiffs' costs and expenses, including attorneys' fees, and other appropriate relief. On February 28, 1994, the Court entered an order dismissing the complaint with prejudice; plaintiffs filed a notice of appeal from the order on March 25, 1994.

   The parties entered a stipulation settling all of the shareholder derivative actions described above (the "Global Settlement"), and on January 22, 1996, the Court in the Bass State Case entered final judgment approving the Global Settlement. Pursuant to the stipulation, the plaintiffs in the Bass Federal Case dismissed their appeal on November 29, 1995. The plaintiffs in the Katz and Lewis Case dismissed their appeal on May 8, 1996. On March 20, 1996, an objecting shareholder in the Bass State Case appealed the Court's approval of the Global Settlement to the California Court of Appeal.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   (a) Exhibits -

       11   Statement re the calculation of earnings per share.

       27   Financial Data Schedule

   (b) Registrant filed the following reports on Form 8-K relating to items 5 and 7: April 1, 1996, April 24, 1996, and June 27, 1996.

                                 SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          TELEDYNE, INC.
                                            __________________________________
                                                           (Registrant)



Date: July 25, 1996        By  /S/ Donald B. Rice
                               ___________________________________
                               Donald B. Rice
                               President and
                               Chief Operating Officer



Date: July 25, 1996        By  /S/ Douglas J. Grant
                               ___________________________________
                               Douglas J. Grant
                               Treasurer